Form 10-Q
period 2024-03-31
CEVA INC
filed 2024-05-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,582,142 of common stock, $0.001 par value, as of May 6, 2024.

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

●

Any statements regarding sales trends and financial results for the second, third and fourth quarter of and full year 2024 and other future periods, including our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to the Asia Pacific and China in particular, that we can expand our customer base and revenues in Europe and the U.S., and that we will experience year-over-year revenue growth in 2024;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$21,222	$23,287
Short-term bank deposits	10,662	10,556
Marketable securities	126,870	132,695
Trade receivables (net of allowance for credit losses of $288 at both March 31, 2024 and December 31, 2023)	33,635	30,307
Prepaid expenses and other current assets	13,378	12,526
Total current assets	205,767	209,371
Long-term assets:
Severance pay fund	6,897	7,070
Deferred tax assets, net	1,239	1,609
Property and equipment, net	7,157	6,732
Operating lease right-of-use assets	6,704	6,978
Goodwill	58,308	58,308
Intangible assets, net	2,689	2,967
Investments in marketable equity securities	346	406
Other long-term assets	12,332	10,644
Total long-term assets	95,672	94,714
Total assets	$301,439	$304,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,804	$1,154
Deferred revenues	2,479	3,018
Accrued expenses and other payables	4,984	5,800
Accrued payroll and related benefits	14,854	14,402
Operating lease liabilities	2,634	2,513
Total current liabilities	26,755	26,887
Long-term liabilities:
Accrued severance pay	7,339	7,524
Operating lease liabilities	3,525	3,943
Other accrued liabilities	1,471	1,390
Total long-term liabilities	12,335	12,857
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,695,190 shares issued at March 31, 2024 and December 31, 2023. 23,581,522 and 23,440,848 shares outstanding at March 31, 2024 and December 31, 2023, respectively	24	23
Additional paid in-capital	252,927	252,100
Treasury stock at cost (113,668 and 254,342 shares of common stock at March 31, 2024, and December 31, 2023, respectively)	(2,528)	(5,620)
Accumulated other comprehensive loss	(2,720)	(2,329)
Retained earnings	14,646	20,167
Total stockholders’ equity	262,349	264,341
Total liabilities and stockholders’ equity	$301,439	$304,085

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2024	2023
Revenues:
Licensing and related revenue	$11,414	$18,248
Royalties	10,658	8,014
Total revenues	22,072	26,262
Cost of revenues	2,503	3,508
Gross profit	19,569	22,754
Operating expenses:
Research and development, net	17,991	18,674
Sales and marketing	2,816	2,719
General and administrative	3,572	3,827
Amortization of intangible assets	150	154
Total operating expenses	24,529	25,374
Operating loss	(4,960)	(2,620)
Financial income, net	1,257	1,455
Remeasurement of marketable equity securities	(60)	(117
Loss from continuing operation before taxes on income	(3,763)	(1,282)
Income tax expense	1,685	1,417
Net loss from continuing operation	(5,448)	(2,699)
Discontinued operation (Note 4):
Net loss from discontinued operation	—	(2,173
Net loss	$(5,448)	$(4,872)

Basic and diluted net loss per share from continuing operation	$(0.23)	$(0.12
Basic and diluted net loss per share from discontinued operation	$—	$(0.09)
Basic and diluted net loss per share	$(0.23)	$(0.21)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,508	23,334

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2024	2023

Net loss:	$(5,448)	$(4,872)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	200	730
Reclassification adjustments for gains included in net loss	(4)	(92)
Net change	196	638
Cash flow hedges:
Changes in unrealized gains (losses)	(195)	(425)
Reclassification adjustments for (gains) losses included in net loss	(380)	171
Net change	(575)	(254)
Other comprehensive income (loss) before tax	(379)	384
Income tax expense related to components of other comprehensive income (loss)	12	45
Other comprehensive income (loss), net of taxes	(391)	339
Comprehensive loss	$(5,839)	$(4,533)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended March 31, 2024	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23	$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—	—	—	—	(5,448)	(5,448)
Other comprehensive loss, net	—	—	—	—	(391)	—	(391)
Equity-based compensation	—	—	3,571	—	—	—	3,571
Purchase of treasury stock	(56,872)	—	—	(1,278)	—	—	(1,278)
Issuance of treasury stock upon exercise of stock-based awards	197,546	1	(2,744)	4,370	—	(73)	1,554
Balance as of March 31, 2024	23,581,522	$24	$252,927	$(2,528)	$(2,720)	$14,646	$262,349

	Common stock
Three months ended March 31, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(4,872)	(4,872)
Other comprehensive income	—	—	—	—	339	—	339
Equity-based compensation	—	—	3,859	—	—	—	3,859
Issuance of treasury stock upon exercise of stock-based awards	200,587	—	(3,559)	5,232	—	—	1,673
Balance as of March 31, 2023	23,416,026	$23	$243,141	$(4,672)	$(5,910)	$27,288	$259,870

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,448)	$(4,872)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	700	742
Amortization of intangible assets	278	677
Equity-based compensation	3,571	3,859
Realized gain on sale of available-for-sale marketable securities	(4)	(92)
Amortization of premiums (accretion of discount) on available-for-sale marketable securities	(191)	23
Unrealized foreign exchange (gain) loss	165	(285)
Remeasurement of marketable equity securities	60	117
Changes in operating assets and liabilities:
Trade receivables, net	(3,003)	(3,802)
Prepaid expenses and other assets	(3,194)	(2,205)
Operating lease right-of-use assets	274	249
Accrued interest on bank deposits	(106)	(125)
Deferred tax, net	358	(880)
Trade payables	433	(412)
Deferred revenues	(539)	838
Accrued expenses and other payables	(973)	357
Accrued payroll and related benefits	510	702
Operating lease liability	(235)	(275)
Accrued severance pay, net	(6)	308
Net cash used in operating activities	(7,350)	(5,076)

Cash flows from investing activities:
Purchase of property and equipment	(904)	(105)
Proceeds from the sale of Intrinsix (see note 4)	540	—
Asset acquisition	(753)	—
Investment in available-for-sale marketable securities	(12,653)	—
Proceeds from maturity of available-for-sale marketable securities	14,080	1,750
Proceeds from sale of available-for-sale marketable securities	4,789	4,895
Net cash provided by investing activities	5,099	6,540

Cash flows from financing activities:
Purchase of treasury stock	(1,278)	—
Proceeds from exercise of stock-based awards	1,554	1,673
Net cash provided by financing activities	276	1,673
Effect of exchange rate changes on cash and cash equivalents	(90)	61
Increase (decrease) in cash and cash equivalents	(2,065)	3,198
Cash and cash equivalents at the beginning of the period	23,287	21,285
Cash and cash equivalents at the end of the period	$21,222	$24,483

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$873	$1,860
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$200	$234
Right-of-use assets obtained in the exchange for operating lease liabilities	$303	$506

Reconciliation of cash and cash equivalents as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents in the Condensed Consolidated Balance Sheets	$21,222	$24,209
Cash and cash equivalents included in assets of discontinued operation	$—	$274
Total cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows	$21,222	$24,483

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Ceva is a trusted partner to many of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate Ceva’s IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to consumer electronics companies. Ceva’s application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license Ceva’s hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Ceva’s wireless communications, sensing and edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, ultra-wide band (UWB) and 5G platform IP for ubiquitous, robust communications, to scalable edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

Ceva licenses its portfolio of wireless communications and scalable edge AI IP to its customers, breaking down barriers to entry and enabling them to bring new cutting-edge products to market faster, more reliably, efficiently and economically.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024, have been applied consistently in these unaudited interim condensed consolidated financial statements.

Accounting Standards Recently Adopted by the Company

In June 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2022-03 as of January 1, 2024. The adoption did not result in a material impact on the Company's interim condensed financial statements.

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

In January 2024, the Company acquired 100% of the equity shares of a privately held, Greek-based company, to extend the research and development resources in the Ceva group. Under the terms of the purchase agreement, the Company agreed to pay an aggregate of approximately $750 paid at closing and approximately $2,100 subject to continued employment and certain performance milestones. The Company has accounted for this acquisition as an asset acquisition. As such, the total purchase consideration was allocated to the assets acquired.

NOTE 4:	HELD FOR SALE AND DISCONTINUED OPERATION

On September 14, 2023, the Company and Intrinsix, then its wholly owned subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by the Company to Cadence (was fully paid to the Company during the first quarter of 2024), a further amount of $3,500 of the consideration was deposited with the same escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement, and after giving effect to post-closing adjustments resulting in a $240 repayment to the Company during the first quarter of 2024. The Agreement includes certain representations, warranties and covenants of the parties, and the Company also agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

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

As a result of the Transaction, Intrinsix's results of operations and asset and liability balances are disclosed as a discontinued operation. All prior periods comparable results of operation, assets and liabilities have been retroactively included in discontinued operations.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following table shows the Company's results of discontinued operation for the below presented period:

Three months ended March 31, 2023 (unaudited)
Revenues	$2,473
Cost of revenue	1,807
Gross profit	666
Operating expenses:
Research and development, net	2,117
Sales and marketing	326
General and administrative	221
Amortization of intangible assets	175
Total operating expenses	2,839
Operating loss	(2,173)
Financial income, net	—
Loss from discontinued operations before taxes on income	(2,173)
Income tax expense	—
Net loss from discontinued operation	$(2,173)

The following table presents cash flows from discontinued operations:

Three months ended March 31, 2023 (unaudited)
Net cash flows used in operating activities (*)	$(1,230)

(*) Amortization and depreciation allocated to discontinued operation for the three-month period ended March 31, 2023 amounted to $492.

NOTE 5:	REVENUE RECOGNITION

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	Remainder of 2024	2025	2026 and thereafter
Licensing and related revenues	$4,028	$1,015	$322

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Three months ended March 31, 2024 (unaudited)			Three months ended March 31, 2023 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$383	$2,155	$2,538	$702	$1,650	$2,352
Europe and Middle East	601	911	1,512	1,950	859	2,809
Asia Pacific	10,417	7,592	18,009	15,121	5,505	20,626
Other	13	—	13	475	—	475
Total	$11,414	$10,658	$22,072	$18,248	$8,014	$26,262

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$10,067	$7,939	$18,006	$15,924	$5,665	$21,589
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	1,347	2,719	4,066	2,324	2,349	4,673
Total	$11,414	$10,658	$22,072	$18,248	$8,014	$26,262

Timing of revenue recognition
Products transferred at a point in time	$9,453	$10,658	$20,111	$14,621	$8,014	$22,635
Products and services transferred over time	1,961	—	1,961	3,627	—	3,627
Total	$11,414	$10,658	$22,072	$18,248	$8,014	$26,262

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023

Trade receivables	$14,052	$8,433
Unbilled receivables (associated with licensing and related revenue)	9,600	9,735
Unbilled receivables (associated with royalties)	9,983	12,139
Deferred revenues (short-term contract liabilities)	2,479	3,018

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

During the three months ended March 31, 2024, the Company recognized $1,179 that was included in deferred revenues (short-term contract liability) balance at January 1, 2024.

NOTE 6:	LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2025 and 2034. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2024 (Unaudited)
Weighted average remaining lease term (years)	3.97
Weighted average discount rates	4.00%

Total operating lease cost and cash payments for operating leases were as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Operating lease cost	$663	$753
Cash payments for operating leases	622	727

Maturities of lease liabilities are as follows:

The remainder of 2024	$2,082
2025	2,027
2026	880
2027	640
2028	332
2029 and thereafter	621
Total undiscounted cash flows	6,582
Less imputed interest	423
Present value of lease liabilities	$6,159

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2024 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$49,434	$45	$(743)	$48,736

Available-for-sale - matures after one year through three years:
Corporate bonds	80,935	127	(2,928)	78,134
Total
	$130,369	$172	$(3,671)	$126,870

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$27,690	$4	$(243)	$27,451

Available-for-sale - matures after one year through three years:
Corporate bonds	108,700	278	(3,734)	105,244

Total	$136,390	$282	$(3,977)	$132,695

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024, and December 31, 2023, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2024 (unaudited)	$23,123	$(147)	$76,036	$(3,524)
As of December 31, 2023	$18,193	$(49)	$86,643	$(3,928)

As of March 31, 2024, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$9	$92
Gross realized losses from sale of available-for-sale marketable securities	$(5)	$—

NOTE 8:	FAIR VALUE MEASUREMENT

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

Description	March 31, 2024 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$126,870	—	$126,870	—
Foreign exchange contracts	413	—	413	—
Investments in marketable equity securities	346	346	—	—

Description	December 31, 2023	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$132,695	—	$132,695	—
Foreign exchange contracts	988	—	988	—
Investments in marketable equity securities	406	406	—	—

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Revenues based on customer location:
United States	$2,538	$2,352
Europe and Middle East	1,512	2,809
Asia Pacific (1)	18,009	20,626
Other	13	475
	$22,072	$26,262

(1) China	$13,592	$17,763

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)

Customer A	15%		*)
Customer B	14%		*)
Customer C	*)	14	*)

*) Less than 10%

NOTE 10:	NET LOSS PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Numerator:
Net loss from continuing operation	$(5,448)	$(2,699)
Net loss from discontinued operation	—	(2,173)
Net loss	$(5,448)	$(4,872)
Denominator (in thousands):
Basic and diluted weighted-average common stock outstanding	23,508	23,334

Basic and diluted net loss per share from continuing operation	$(0.23)	$(0.12)
Basic and diluted net loss per share from discontinued operation	$—	$(0.09)
Basic and diluted net loss per share	$(0.23)	$(0.21)

The total number of shares related to outstanding equity-based awards was 1,560,454 and 1,181,119 for the three months ended March 31, 2024 and 2023, respectively, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of March 31, 2024, and December 31, 2023, there were no outstanding or exercisable SARs left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the three months ended March 31, 2024, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	99,425	$20.74	2.5	$316
Granted	—	—
Exercised	(13,000)	14.77
Forfeited or expired	—	—
Outstanding as of March 31, 2024 (unaudited)	86,425	$21.64	2.6	$213
Exercisable as of March 31, 2024 (unaudited)	67,000	$21.64	1.5	$192

As of March 31, 2024, there was $184 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years.

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

On February 12, 2024, the Compensation Committee of the Board (the “Committee”) granted 33,318, 20,043, 16,399 and 13,535 RSUs, effective as of February 16, 2024, to each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Commercial Officer (“CCO”), respectively, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The RSU grants vest 33.4% on February 16, 2025, 33.3% on February 16, 2026 and 33.3% on February 16, 2027.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

Also, on February 12, 2024, the Committee granted 49,978, 13,362, 10,932 and 9,023 performance-based restricted stock units (“PSUs”), effective as of February 16, 2024, to each of the Company’s CEO, CFO, COO and CCO, respectively, pursuant to the 2011 Plan. The performance goals for the PSUs with specified weighting are as follows:

Weighting	Goals
50% (*)

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2024 license and related revenue target approved by the Board (the “2024 License Revenue Target”). The vesting threshold is achievement of 90% of the 2024 License Revenue Target. If the Company’s achievement of the 2024 License Revenue Target is above 90% but less than 99% of the 2024 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2024 License Revenue Target, every 1% increase of the 2024 License Revenue Target, up to 120%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2024 is greater than the S&P Semiconductors Select Industry index (the “S&P index”). The vesting threshold is if the return on the Company’s stock for 2024 is at least 90% of the S&P index. If the return on the Company’s stock, in comparison to the S&P index, is above 90% but less than 99% of the S&P index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P index, every 1% increase in comparison to the S&P index, up to 120%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2024 is greater than the Russell 2000 index (the “Russell index”). The vesting threshold is if the return on the Company’s stock for 2024 is at least 90% of the Russell index. If the return on the Company’s stock, in comparison to the Russell index, is above 90% but less than 99% of the Russell index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the Russell index, every 1% increase in comparison to the Russell index, up to 120%, would result in an increase of 2% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 3% of the eligible PSUs for the Company’s CEO.

(*) As of March 31, 2024, the Company's management estimates that it is not probable that the performance condition will be met by year end.

Accordingly, assuming maximum achievement of the performance goals set forth above, PSUs representing an additional 60%, meaning an additional 29,986, would be eligible for vesting of the Company’s CEO, and an additional 40%, meaning an additional 5,344, 4,372 and 3,609, would be eligible for vesting for each of the Company’s CFO, COO and CCO, respectively.

Subject to achievement of the thresholds the above performance goals for 2024, the PSUs vest 33.4% on February 16, 2025, 33.3% on February 16, 2026 and 33.3% on February 16, 2027.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2024, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2023	1,281,751	$24.97
Granted	414,572	17.21
Vested	(112,076)	36.71
Forfeited or expired	(110,218)	19.07
Unvested as of March 31, 2024 (unaudited)	1,474,029	$22.34

As of March 31, 2024, there was $22,830 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Cost of revenue	$203	$206
Research and development, net	2,007	2,102
Sales and marketing	365	378
General and administrative	996	866
Total equity-based compensation expense from continuing operations	3,571	3,552
Equity-based compensation expense included in discontinued operations	—	307
Total equity-based compensation expense	$3,571	$3,859

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31
	2024 (unaudited)	2023 (unaudited)
Expected dividend yield	0%	0%
Expected volatility	46%	45%
Risk-free interest rate	5.3%	4.8%
Contractual term of up to (months)	6	6

NOTE 12:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2024, and December 31, 2023, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $8,700 and $16,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2024	December 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$413	$988
Total	$413	$988

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(105)
Foreign exchange forward contracts	(195)	(320)
	$(195)	$(425)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	(380)	171
	$(380)	$171

The Company recorded in cost of revenues and operating expenses a net gain of $380 and a net loss $171 during the three months ended March 31, 2024 and 2023, respectively, related to its Hedging Contracts.

NOTE 13:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2024 (unaudited)			Three months ended March 31, 2023 (unaudited)
	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(6,142)	$(107)	$(6,249)
Other comprehensive income (loss) before reclassifications	188	(195)	(7)	684	(426)	258
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(380)	(384)	(92)	173	81
Net current period other comprehensive income (loss)	184	(575)	(391)	592	(253)	339
Ending balance	$(3,133)	$413	$(2,720)	$(5,550)	$(360)	$(5,910)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2024 (unaudited)	2023 (unaudited)
Unrealized losses on cash flow hedges	$8	$(4)	Cost of revenues
	324	(147)	Research and development
	9	(4)	Sales and marketing
	39	(16)	General and administrative
	380	(171)	Total, before income taxes
	—	2	Income tax expense (benefit)
	380	(173)	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	4	92	Financial income (loss), net
	—	—	Income tax expense (benefit)
	4	92	Total, net of income taxes
	$384	$(81)	Total, net of income taxes

NOTE 14:	SHARE REPURCHASE PROGRAM

During the three months ended March 31, 2024, the Company repurchased 56,872 shares of common stock at an average purchase price of $22.48 per share for an aggregate purchase price of $1,278. The Company did not repurchase any shares of common stock during the first quarter of 2023. As of March 31, 2024, 643,128 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

We licenses our portfolio of wireless communications and scalable edge AI IP to our customers, breaking down barriers to entry and enabling them to bring new cutting-edge products to market faster, more reliably, efficiently and economically.

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

We believe our portfolio of wireless communications and sensing and edge AI technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the first quarter of 2024, eleven IP licensing deals were concluded for a range of wireless and smart sensing use cases.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, UWB and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the first quarter of 2024, we signed strategic licensing deals for our next-generation Bluetooth 6 and Wi-Fi 7 IPs, reinforcing our market leading position for these technologies. In particular, we believe that Wi-Fi presents a significant royalty revenue opportunity, given our dominant market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

Our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. Indicative of the demand for our 5G Ips, in the first quarter of 2024, we signed three deals for 5G new use cases, two of which target RedCap and one for 5G V2X.

●

Our PentaG RAN platform for 5G RAN settings is the most comprehensive baseband processor IP in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G and other communications in data centers and infrastructure.

●

The high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our Bluetooth, Audio AI DSPs and software IPs. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution and ClearVox voice input software are available to enhance the user experience and offer premium features.

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

●

Our sensor fusion and spatial audio application software allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Our innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is processor-agnostic in order to address the requirements of any OEM or semiconductor company that wishes to enhance their customer user experience. The MotionEngine software has already shipped in more than 300 million devices, indicative of its market traction and excellence. Along with our SensPro sensor hub AI DSPs, our licensees now benefit from our capabilities as a complete, one-stop-shop for processing all classes and types of sensors.

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

In 2024, we believe our strategy will return Ceva to year-over-year revenue growth, with overall revenue expected to grow 4% to 8% over 2023. Most of this growth is expected to be concentrated in the second half of the year, In 2024, we expect our licensing and related revenues business will continue to expand into new markets and use cases in the industrial IoT (IIoT) and consumer IoT, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. On royalties, we expect our connectivity products to continue to show strength in 2024, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines, with the expected ramp of automotive ADAS royalties in the second half of the year. The smartphone market related revenues have continued to decrease for us in recent years due to these trends.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $22.1 million for the first quarter of 2024, representing a decrease of 16% as compared to the corresponding period in 2023. The decrease in total revenues for the first quarter of 2024 was mainly due to lower licensing and related revenues, offset by higher royalty revenues, as further described below.

Our five largest customers accounted for 45% of our total revenues for the first quarter of 2024, as compared to 43% for the comparable period in 2023. Two customers accounted for 15% and 14% of our total revenues for the first quarter of 2024, as compared to one customer that accounted for 14% of our total revenues for the first quarter of 2023. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2024, and collectively represented 41% of our total royalty revenues for the first quarter of 2024. Two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2023, and collectively represented 28% of our total royalty revenues for the first quarter of 2023. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First quarter 2024	First quarter 2023

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	82%	82%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	18%	18%

Licensing and Related Revenues

Licensing and related revenues were $11.4 million for the first quarter of 2024, representing a decrease of 37%, as compared to the corresponding period in 2023. Licensing revenues for the first quarter of 2024 were lower than anticipated, as some deals were delayed into the second quarter and later in the year. We signed strategic early-adopter deals with lead customers for our Bluetooth 6 and Wi-Fi 7 IPs in the quarter and have already concluded a significant deal with a strategic customer for a next-generation IP since the close of the quarter.

Eleven IP license agreements were concluded during the first quarter of 2024, targeting a wide variety of end markets and applications, including Bluetooth 5 connectivity for wearables and industrial IoT, Bluetooth 6 for wireless audio, Wi-Fi 6, Wi-Fi 7 and UWB for smart edge consumer devices, 5G RedCap for consumer and industrial devices, 5G V2X modems for automotive, and audio for smartphones. Two of the eleven deals were with first-time customers.

Licensing and related revenues accounted for 52% of our total revenues for the first quarter of 2024, as compared to 69% for the comparable period of 2023.

Royalty Revenues

Royalty revenues were $10.7 million for the first quarter of 2024, representing an increase of 33%, as compared to the corresponding period in 2023. Royalty revenues accounted for 48% of our total revenues for the first quarter of 2024, as compared to 31% for the comparable period of 2023. The first quarter of 2024 included revenue of $1.0 million following the resolution of a royalty audit. Excluding this amount, the first quarter of 2024 would have been up by 20% as compared to the comparable period of 2023. In the first quarter of 2024 we saw shipment volumes up 25% year-over-year, and increase in every end market we serve, as restocking continued across the broad IoT markets. Smartphone units, while up year-over-year, were down quite sharply from the fourth quarter, a similar trend to what we saw last year. Also, the infrastructure market remains soft, reflecting low CapEx for 5G networks globally.

The increase in royalty revenues for the first quarter of 2024 was mainly due to customer inventory adjustments and prolonged weak demand for smartphones and PCs in the first quarter of 2023.

Our customers reported sales of 371 million chipsets incorporating our technologies for the first quarter of 2024, an increase of 25% from the corresponding period in 2023 for actual shipments reported.

The five largest royalty-paying customers accounted for 58% of our total royalty revenues for the first quarter of 2024, as compared to 49% for the comparable period of 2023.

Geographic Revenue Analysis

	First quarter 2024		First quarter 2023
	(in millions, except percentages)
United States	$2.6	11%	$2.4	9%
Europe and Middle East	$1.5	7%	$2.8	11%
Asia Pacific (1)	$18.0	82%	$20.6	78%
Other	$--	--%	$0.5	2%

(1) China	$13.6	62%	$17.8	68%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.5 million for the first quarter of 2024, as compared to $3.5 million for the comparable period of 2023. Cost of revenues accounted for 11% of our total revenues for the first quarter of 2024, as compared to 13% for the comparable period of 2023. The decrease for the first quarter of 2024 principally reflected lower customization work for our licensees and lower cost of unit shipments related to our sensor fusion chip business. Included in cost of revenues for the first quarter of 2024 was a non-cash equity-based compensation expense of $203,000, as compared to $206,000 for the comparable period of 2023.

Gross Margin

Gross margin for the first quarter of 2024 was 89%, as compared to 87% for the comparable period of 2023. The increase for the first quarter of 2024 mainly reflected lower cost of revenues as set forth above, offset by lower total revenues. The gross margin for the first quarter of 2023 reflects historical period on a re-cast basis excluding the Intrisix business as a discontinued operation, is also illustrative of our decision to return to pure IP licensing and royalty business model.

Operating Expenses

Total operating expenses were $24.5 million for the first quarter of 2024, as compared to $25.4 million for the comparable period of 2023. The net decrease for the first quarter of 2024 principally reflected lower contractor costs.

Research and Development Expenses, Net

Our research and development expenses, net, were $18.0 million for the first quarter of 2024, as compared to $18.7 million for the comparable period of 2023. The decrease for the first quarter of 2024 principally reflected lower contractor costs. Included in research and development expenses for the first quarter of 2024 were non-cash equity-based compensation expenses of $2,007,000, as compared to $2,102,000 for the comparable period of 2023. Research and development expenses as a percentage of our total revenues were 82% for the first quarter of 2024, as compared to 71% for the comparable period of 2023. The percentage increase for the first quarter of 2024, as compared to the comparable period of 2023, was mainly due to lower revenues.

The number of research and development personnel was 331 at March 31, 2024, as compared to 337 at March 31, 2023.

Sales and Marketing Expenses

Our sales and marketing expenses were $2.8 million for the first quarter of 2024, as compared to $2.7 million for the comparable period of 2023. Included in sales and marketing expenses for the first quarter of 2024 were non-cash equity-based compensation expenses of $365,000, as compared to $378,000 for the comparable period of 2023. Sales and marketing expenses as a percentage of our total revenues were 13% for the first quarter of 2024, as compared to 10% for the comparable period of 2023.

The total number of sales and marketing personnel was 28 at March 31, 2024, as compared to 31 at March 31, 2023.

General and Administrative Expenses

Our general and administrative expenses were $3.6 million for the first quarter of 2024, as compared to $3.8 million for the comparable period of 2023. The decrease for the first quarter of 2024 primarily reflected lower salaries and related costs. Included in general and administrative expenses for the first quarter of 2024 were non-cash equity-based compensation expenses of $996,000, as compared to $866,000 for the comparable period of 2023. General and administrative expenses as a percentage of our total revenues were 16% for the first quarter of 2024, as compared to 15% for the comparable period of 2023.

The number of general and administrative personnel was 46 at March 31, 2024, as compared to 41 at March 31, 2023.

Amortization of Intangible Assets

Our amortization charges were $0.2 million for both the first quarter of 2024 and 2023. The amortization charges for the first quarter of 2024 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business. The amortization charges for the first quarter of 2023 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs.

Financial Income, Net (in millions)

	First quarter 2024	First quarter 2023
Financial income, net	$1.26	$1.45
of which:
Interest income and gains and losses from marketable securities, net	$1.45	$1.19
Foreign exchange gain (loss)	$(0.19)	$0.26

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2024 principally reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange loss of $0.19 million for the first quarter of 2024, as compared to foreign exchange gain of $0.26 million for the comparable period of 2023.

Remeasurement of Marketable Equity Securities

We recorded a loss of $0.0 million for the first quarter of 2024, as compared to a loss of $0.1 million for the comparable period of 2023, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.7 million for the first quarter of 2024, as compared to $1.4 million for the comparable period of 2023. The increase for the first quarter of 2024 primarily reflected higher withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities.

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

See our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had approximately $21.2 million in cash and cash equivalents, $10.7 million in bank deposits, and $126.9 million in marketable securities, totaling $158.8 million, as compared to $166.5 million at December 31, 2023. The decrease for the first three months of 2024 principally reflected cash used in operating activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $158.8 million, $129.7 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2024, we invested $12.7 million of cash in marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, marketable securities were sold or redeemed for cash amounting to $18.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first three months of 2024 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three months ended March 31, 2024.

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

Operating Activities

Cash used in operating activities for the first three months of 2024 was $7.3 million and consisted of net loss of $5.4 million, adjustments for non-cash items of $4.6 million, and changes in operating assets and liabilities of $6.5 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation and amortization of intangible assets, and $3.6 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.0 million, an increase in prepaid expenses and other assets of $3.2 million (mainly as a result of payment of a yearly design tool subscription), a decrease in deferred revenues of $0.5 million, and a decrease in accrued expenses and other payables of $1.0 million, partially offset by an increase in accrued payroll and related benefits of $0.5 million and an increase in trade payables of $0.4 million.

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

Investing Activities

Net cash provided by investing activities for the first three months of 2024 was $5.1 million, compared to $6.5 million of net cash provided by investing activities for the comparable period of 2023. We had a cash outflow of $12.7 million and a cash inflow of $18.9 million with respect to investments in marketable securities during the three months of 2024, as compared to a cash inflow of $6.6 million with respect to investments in marketable securities during the first three months of 2023. We had a cash outflow of $0.9 million and $0.1 million during the first three months of 2024 and 2023, respectively, from purchase of property and equipment. For the first three months of 2024, we had a cash inflow of $0.5 million in connection with the sale of Intrinsix, and a cash outflow of $0.8 million for the acquisition of the Greek-based company.

Financing Activities

Net cash provided by financing activities for the first three months of 2024 was $0.3 million, as compared to $1.7 million of net cash provided by financing activities for the comparable period of 2023.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,100,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020 and 2023. During the first three months ended March 31, 2024, we repurchased 56,872 shares of common stock at an average purchase price of $22.48 per share for an aggregate purchase price of $1,278. There were no repurchases of our common stock during the three months ended March 31, 2023. As of March 31, 2024, we had 643,128 shares available for repurchase.

During the first three months of 2024, we received $1.6 million from the exercise of stock-based awards, as compared to $1.7 million received for the comparable period of 2023.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $193,000 for the first quarter of 2024, and a foreign exchange gain of $263,000 for the comparable period of 2023.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2024 and 2023, we recorded accumulated other comprehensive loss of $575,000 and $253,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2024, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $413,000, which will be recorded in the consolidated statements of income (loss) during the following four months. We recognized a net gain of $380,000 and a net loss of $171,000 for the first quarter of 2024 and 2023, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of March 31, 2024, the unrealized losses associated with our investments were approximately $3.5 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first quarter of 2024. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.45 million for the first quarter of 2024, as compared to $1.19 million for the comparable period of 2023. The increase in interest income, and gains and losses from marketable securities, net, during the first quarter of 2024, reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

We have not identified any material changes to the Risk Factors previously disclosed in Part I—Item IA—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of those factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2024 to January 31, 2024)	—	—	—	700,000
Month #2 (February 1, 2024 to February 29, 2024)	40,102	$22.36	40,102	659,898
Month #3 (March 1, 2024 to March 31, 2024)	16,770	$22.75	16,770	643,128
TOTAL	56,872	$22.48	56,872	643,128	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,100,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020 and 2023.

(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
10.1*†	2024 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2024).
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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

* Portions of exhibit are redacted.

† Indicates management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEVA, INC.

Date: May 9, 2024	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: May 9, 2024	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)