Form 10-Q
period 2024-06-30
CEVA INC
filed 2024-08-08
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,685,941 of common stock, $0.001 par value, as of August 5, 2024.

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

●

Our belief that our PentaG2 platform, including the recently announced CevaXC22 multi-thread DSP, ensures we offer the most comprehensive baseband processor IP platform in the industry today, and that our 5G IPs provide newcomers and incumbents with a customizable solution to address the need for 5G processing for smartphones, fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications;

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

●

Our belief that our recently announced NeuPro-Nano family of AI NPUs present a compelling position to add a cost- and power-efficient processor to microcontrollorer units and SoC designs to handle the complete AI workloads on-device, that based on research from ABI Research, by 2030, over 40% of TinyML shipments will be powered by dedicated TinyML hardware, representing billions of devices annually, and that NeuPro-Nano will allow us to expand on our strong position in IoT where we have a dominant position in wireless connectivity as customers increasingly look to add support for AI to their cost- and power-constrained chips for this market;

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

●

Any statements regarding sales trends and financial results for the third and fourth quarter of and full year 2024 and other future periods, including our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to the Asia Pacific and China in particular, that we can expand our customer base and revenues in Europe and the U.S., and that we will experience year-over-year revenue growth in 2024;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$24,702	$23,287
Short-term bank deposits	2,107	10,556
Marketable securities	131,602	132,695
Trade receivables (net of allowance for credit losses of $288 at both June 30, 2024 and December 31, 2023)	35,655	30,307
Prepaid expenses and other current assets	13,201	12,526
Total current assets	207,267	209,371
Long-term assets:
Severance pay fund	6,762	7,070
Deferred tax assets, net	1,317	1,609
Property and equipment, net	6,843	6,732
Operating lease right-of-use assets	6,137	6,978
Goodwill	58,308	58,308
Intangible assets, net	2,411	2,967
Investments in marketable equity securities	288	406
Other long-term assets	11,069	10,644
Total long-term assets	93,135	94,714
Total assets	$300,402	$304,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,092	$1,154
Deferred revenues	2,830	3,018
Accrued expenses and other payables	6,051	5,800
Accrued payroll and related benefits	12,394	14,402
Operating lease liabilities	2,615	2,513
Total current liabilities	24,982	26,887
Long-term liabilities:
Accrued severance pay	7,210	7,524
Operating lease liabilities	2,964	3,943
Other accrued liabilities	1,460	1,390
Total long-term liabilities	11,634	12,857
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,756,255 and 23,695,190 shares issued at June 30, 2024 and December 31, 2023, respectively. 23,659,925 and 23,440,848 shares outstanding at June 30, 2024 and December 31, 2023, respectively	24	23
Additional paid in-capital	254,302	252,100
Treasury stock at cost (96,330 and 254,342 shares of common stock at June 30, 2024, and December 31, 2023, respectively)	(1,917)	(5,620)
Accumulated other comprehensive loss	(2,894)	(2,329)
Retained earnings	14,271	20,167
Total stockholders’ equity	263,786	264,341
Total liabilities and stockholders’ equity	$300,402	$304,085

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Licensing and related revenue	$28,692	$31,799	$17,278	$13,551
Royalties	21,817	17,385	11,159	9,371
Total revenues	50,509	49,184	28,437	22,922
Cost of revenues	5,436	7,032	2,933	3,524
Gross profit	45,073	42,152	25,504	19,398
Operating expenses:
Research and development, net	36,749	36,730	18,758	18,056
Sales and marketing	5,911	5,351	3,095	2,632
General and administrative	7,109	7,738	3,537	3,911
Amortization of intangible assets	299	296	149	142
Total operating expenses	50,068	50,115	25,539	24,741
Operating loss	(4,995)	(7,963)	(35)	(5,343)
Financial income, net	2,663	2,573	1,406	1,118
Remeasurement of marketable equity securities	(118)	(236)	(58)	(119)
Income (loss) from continuing operation before taxes on income	(2,450)	(5,626)	1,313	(4,344)
Income tax expense	3,289	1,963	1,604	546
Net loss from continuing operation	(5,739)	(7,589)	(291)	(4,890)
Discontinued operation (Note 4):
Net loss from discontinued operation	—	(3,101)	—	(928)
Net loss	$(5,739)	$(10,690)	$(291)	$(5,818)

Basic and diluted net loss per share from continuing operation	$(0.24)	$(0.32)	$(0.01)	$(0.21)
Basic and diluted net loss per share from discontinued operation	$—	$(0.13)	$—	$(0.04)
Basic and diluted net loss per share	$(0.24)	$(0.45)	$(0.01)	$(0.25)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,568	23,405	23,628	23,476

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss:	$(5,739)	$(10,690)	$(291)	$(5,818)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	430	867	230	137
Reclassification adjustments for (gains) losses included in net loss	(10)	(76)	(6)	16
Net change	420	791	224	153
Cash flow hedges:
Changes in unrealized gains (losses)	(339)	(630)	(144)	(205)
Reclassification adjustments for losses included in net loss	(607)	574	(227)	403
Net change	(946)	(56)	(371)	198
Other comprehensive income (loss) before tax	(526)	735	(147)	351
Income tax expense related to components of other comprehensive income (loss)	39	69	27	24
Other comprehensive income (loss), net of taxes	(565)	666	(174)	327
Comprehensive loss	$(6,304)	$(10,024)	$(465)	$(5,491)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23		$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—		—	—	—	(5,739)	(5,739)
Other comprehensive loss, net	—	—		—	—	(565)	—	(565)
Equity-based compensation	—	—		7,471	—	—	—	7,471
Purchase of treasury stock	(157,303)	—	(*)	—	(3,276)	—	—	(3,276)
Issuance of common stock upon exercise of stock-based awards	61,065	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	315,315	1		(5,269)	6,979	—	(157)	1,554
Balance as of June 30, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786

	Common stock
Three months ended June 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2024	23,581,522	$24		$252,927	$(2,528)	$(2,720)	$14,646	$262,349
Net loss	—	—		—	—	—	(291)	(291)
Other comprehensive loss, net	—	—		—	—	(174)	—	(174)
Equity-based compensation	—	—		3,900	—	—	—	3,900
Purchase of treasury stock	(100,431)	—	(*)	—	(1,998)	—	—	(1,998)
Issuance of common stock upon exercise of stock-based awards	61,065	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	117,769	—	(*)	(2,525)	2,609	—	(84)	—
Balance as of June 30, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(10,690)	(10,690)
Other comprehensive income	—	—	—	—	666	—	666
Equity-based compensation	—	—	8,064	—	—	—	8,064
Issuance of treasury stock upon exercise of stock-based awards	323,665	1	(6,655)	8,442	—	(115)	1,673
Balance as of June 30, 2023	23,539,104	$24	$244,250	$(1,462)	$(5,583)	$21,355	$258,584

	Common stock
Three months ended June 30, 2023	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2023	23,416,026	$23	$243,141	$(4,672)	$(5,910)	$27,288	$259,870
Net loss	—	—	—	—	—	(5,818)	(5,818)
Other comprehensive income	—	—	—	—	327	—	327
Equity-based compensation	—	—	4,205	—	—	—	4,205
Issuance of treasury stock upon exercise of stock-based awards	123,078	1	(3,096)	3,210	—	(115)	—
Balance as of June 30, 2023	23,539,104	$24	$244,250	$(1,462)	$(5,583)	$21,355	$258,584

(*)         Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,739)	$(10,690)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,444	1,462
Amortization of intangible assets	556	1,379
Equity-based compensation	7,471	8,064
Realized gain on sale of available-for-sale marketable securities	(10)	(76)
Amortization of premiums (accretion of discount) on available-for-sale marketable securities	(386)	40
Unrealized foreign exchange (gain) loss	167	(352)
Remeasurement of marketable equity securities	118	236
Changes in operating assets and liabilities:
Trade receivables, net	(4,989)	(657)
Prepaid expenses and other assets	(2,210)	(1,965)
Operating lease right-of-use assets	841	447
Accrued interest on bank deposits	449	(114)
Deferred tax, net	253	(406)
Trade payables	(105)	(898)
Deferred revenues	(188)	620
Accrued expenses and other payables	91	(1,177)
Accrued payroll and related benefits	(1,962)	(5,545)
Operating lease liability	(781)	(464)
Accrued severance pay, net	10	233
Net cash used in operating activities	(4,970)	(9,863)

Cash flows from investing activities:
Purchase of property and equipment	(1,512)	(1,231)
Acquisition of business	—	(3,600)
Proceeds from the sale of Intrinsix (see note 4)	540	—
Asset acquisition	(753)	—
Proceeds from bank deposits	8,000	4,000
Investment in available-for-sale marketable securities	(29,969)	(2,455)
Proceeds from maturity of available-for-sale marketable securities	24,580	7,000
Proceeds from sale of available-for-sale marketable securities	7,298	10,659
Net cash provided by investing activities	8,184	14,373

Cash flows from financing activities:
Purchase of treasury stock	(3,276)	—
Proceeds from exercise of stock-based awards	1,554	1,673
Net cash provided by (used in) financing activities	(1,722)	1,673
Effect of exchange rate changes on cash and cash equivalents	(77)	43
Increase in cash and cash equivalents	1,415	6,226
Cash and cash equivalents at the beginning of the period	23,287	21,285
Cash and cash equivalents at the end of the period	$24,702	$27,511

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,512	$3,871
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$22	$—
Right-of-use assets obtained in the exchange for operating lease liabilities	$373	$1,028

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of Ceva, Inc. and its subsidiaries (the “Company” or “Ceva”).

Ceva is the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With the industry’s only portfolio of comprehensive communications and scalable edge AI IP, Ceva powers the connectivity, sensing, and inference in today’s most advanced smart edge products across consumer IoT, mobile, automotive, infrastructure, industrial, and personal computing. More than 18 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more are powered by Ceva.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. Generally, these cash equivalents may be redeemed upon demand, and therefore management believes that they bear a lower risk. The short-term bank deposits are held in financial institutions that management believes are institutions with high credit standing and, accordingly, minimal credit risk from geographic or credit concentration. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. The Company has the ability to hold such investments until recovery of temporary declines in market value or maturity.

The Company’s trade receivables are geographically diverse, mainly in the Asia Pacific region, and also in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company makes estimates of expected credit losses for based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

The Company has no off-balance-sheet concentration of credit risk.

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

On September 14, 2023, the Company and Intrinsix, then its wholly owned subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by the Company to Cadence, which was fully paid to the Company during the first quarter of 2024, a further amount of $3,500 of the consideration was deposited with the same escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement, and after giving effect to post-closing adjustments resulting in a $240 repayment to the Company during the first quarter of 2024. The Agreement includes certain representations, warranties and covenants of the parties, and the Company also agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

Under ASC 205-20, "Discontinued Operation" when a component of an entity, as defined in ASC 205-20, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its component, are classified as discontinued operations and the assets and liabilities of such component are classified as assets and liabilities attributed to discontinued operations; that is, provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the Company’s consolidated operations and the Company will have no significant continuing involvement in the operations of the component.

As a result of the Transaction, Intrinsix's results of operations and asset and liability balances are disclosed as a discontinued operation. All prior periods comparable results of operation, assets and liabilities have been retroactively included in discontinued operations.

The following table shows the Company's results of discontinued operation for the below presented period:

	Six months ended June 30, 2023 (unaudited)	Three months ended June 30, 2023 (unaudited)
Revenues	$5,723	$3,250
Cost of revenue	3,855	2,048
Gross profit	1,868	1,202
Operating expenses:
Research and development, net	3,655	1,538
Sales and marketing	489	163
General and administrative	479	258
Amortization of intangible assets	349	174
Total operating expenses	4,972	2,133
Operating loss	(3,104)	(931)
Financial income, net	3	3
Loss from discontinued operations before taxes on income	(3,101)	(928)
Income tax expense	—	—
Net loss from discontinued operation	$(3,101)	$(928)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table presents cash flows from discontinued operations:

Six months ended June 30, 2023 (unaudited)
Net cash flows used in operating activities (*)	$(1,902)

(*) Amortization and depreciation allocated to discontinued operation for the six-month period ended June 30, 2023 amounted to $982.

NOTE 5:	REVENUE RECOGNITION

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

	Remainder of 2024	2025	2026 and thereafter
Licensing and related revenues	$9,352	$3,134	$449

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Six months ended June 30, 2024 (unaudited)			Three months ended June 30, 2024 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$811	$3,092	$3,903	$428	$937	$1,365
Europe and Middle East	6,845	2,109	8,954	6,244	1,198	7,442
Asia Pacific	21,023	16,616	37,639	10,606	9,024	19,630
Other	13	—	13	—	—	—
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$26,323	$16,732	$43,055	$16,256	$8,793	$25,049
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	2,369	5,085	7,454	1,022	2,366	3,388
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

Timing of revenue recognition
Products transferred at a point in time	$24,723	$21,817	$46,540	$15,270	$11,159	$26,429
Products and services transferred over time	3,969	—	3,969	2,008	—	2,008
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

	Six months ended June 30, 2023 (unaudited)			Three months ended June 30, 2023 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$1,039	$3,061	$4,100	$337	$1,411	$1,748
Europe and Middle East	3,581	1,312	4,893	1,631	453	2,084
Asia Pacific	26,677	13,012	39,689	11,556	7,507	19,063
Other	502	—	502	27	—	27
Total	$31,799	$17,385	$49,184	$13,551	$9,371	$22,922

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$27,667	$12,445	$40,112	$11,743	$6,780	$18,523
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	4,132	4,940	9,072	1,808	2,591	4,399
Total	$31,799	$17,385	$49,184	$13,551	$9,371	$22,922

Timing of revenue recognition
Products transferred at a point in time	$25,024	$17,385	$42,409	$10,403	$9,371	$19,774
Products and services transferred over time	6,775	—	6,775	3,148	—	3,148
Total	$31,799	$17,385	$49,184	$13,551	$9,371	$22,922

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023

Currents assets (classified under “Trade receivables”):
Trade receivables	$18,298	$8,433
Unbilled receivables (associated with licensing and related revenue)	6,497	9,735
Unbilled receivables (associated with royalties)	10,860	12,139
Total current assets	35,655	30,307

Long-term assets (classified under “Other long-term assets”)
Unbilled receivables (associated with licensing and related revenue)	2,139	—

Deferred revenues (short-term contract liabilities)	2,830	3,018

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

During the three and six months ended June 30, 2024, the Company recognized $744 and $1,924, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2024.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2024 (Unaudited)
Weighted average remaining lease term (years)	3.87
Weighted average discount rates	3.94%

Total operating lease cost and cash payments for operating leases were as follows:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$1,357	$1,502	$694	$749
Cash payments for operating leases	1,309	1,484	687	757

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Maturities of lease liabilities are as follows:

The remainder of 2024	$1,426
2025	2,037
2026	895
2027	638
2028	330
2029 and thereafter	618
Total undiscounted cash flows	5,944
Less imputed interest	365
Present value of lease liabilities	$5,579

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2024 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$51,319	$19	$(673)	$50,665

Available-for-sale - matures after one year through three years:
Corporate bonds	83,558	91	(2,712)	80,937
Total
	$134,877	$110	$(3,385)	$131,602

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$27,690	$4	$(243)	$27,451

Available-for-sale - matures after one year through three years:
Corporate bonds	108,700	278	(3,734)	105,244

Total	$136,390	$282	$(3,977)	$132,695

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2024, and December 31, 2023, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2024 (unaudited)	$37,893	$(237)	$73,923	$(3,148)
As of December 31, 2023	$18,193	$(49)	$86,643	$(3,928)

As of June 30, 2024, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$15	$92	$6	$—
Gross realized losses from sale of available-for-sale marketable securities	$(5)	$(16)	$—	$(16)

NOTE 8:	FAIR VALUE MEASUREMENT

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

Description	June 30, 2024 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$131,602	$—	$131,602	$—
Foreign exchange contracts	51	—	51	—
Investments in marketable equity securities	288	288	—	—

Liabilities:
Foreign exchange contracts	$9	$—	$9	$—

Description	December 31, 2023	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$132,695	$—	$132,695	$—
Foreign exchange contracts	988	—	988	—
Investments in marketable equity securities	406	406	—	—

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Six months ended June 30,				Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)			2024 (unaudited)	2023 (unaudited)
Revenues based on customer location:
United States	$3,903		$4,100		$1,365		$1,748
Europe and Middle East (2)	8,954		4,893		7,442		2,084
Asia Pacific (1)	37,639		39,689		19,630		19,063
Other	13		502		—		27
	$50,509		$49,184		$28,437		$22,922

(1) China	$29,025		$30,477		$15,433		$12,714
(2) Finland	$6,645	$	*	)	$6,455	$	*	)

*) Less than 10%

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Six months ended June 30,			Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)		2024 (unaudited)	2023 (unaudited)

Customer A	13%	*	)	13%	14%
Customer B	13%	*	)	23%	* )
Customer C	13%	*	)	21%	* )
Customer D	* )	*	)	* )	14%
Customer E	* )	*	)	* )	10%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 10:	NET LOSS PER SHARE OF COMMON STOCK

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

	Six months ended June 30,		Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Numerator:
Net loss from continuing operations	$(5,739)	$(7,589)	$(291)	$(4,890)
Net loss from discontinued operations	—	(3,101)	—	(928)
Net loss	$(5,739)	$(10,690)	$(291)	$(5,818)
Denominator (in thousands):
Basic and diluted weighted-average common stock outstanding	23,568	23,405	23,628	23,476

Basic and diluted net loss per share from continuing operations	$(0.24)	$(0.32)	$(0.01)	$(0.21)
Basic and diluted net loss per share from discontinued operations	$—	(0.13)	$—	$(0.04)
Basic and diluted net loss per share	$(0.24)	$(0.45)	$(0.01)	$(0.25)

The total number of shares related to outstanding equity-based awards was 1,630,146 for both the three and six months ended June 30, 2024, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,350,825 for both the three and six months ended June 30, 2023, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of June 30, 2024, and December 31, 2023, there were no outstanding or exercisable SARs left.

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the six months ended June 30, 2024, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	99,425	$20.74	2.5	$316
Granted	10,600	19.61
Exercised	(26,000)	14.77
Forfeited or expired	—	—
Outstanding as of June 30, 2024 (unaudited)	84,025	$22.45	3.2	$0
Exercisable as of June 30, 2024 (unaudited)	54,000	$23.30	1.5	$0

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

As of June 30, 2024, there was $278 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years.

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

(*) As of June 30, 2024, the Company's management estimates that it is not probable that the performance condition will be met by year end.

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

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2024, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2023	1,281,751	$24.97
Granted	693,378	18.18
Vested	(286,976)	32.22
Forfeited or expired	(142,032)	20.58
Unvested as of June 30, 2024 (unaudited)	1,546,121	$20.97

As of June 30, 2024, there was $23,955 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Cost of revenue	$394	$420	$191	$214
Research and development, net	4,445	4,446	2,438	2,344
Sales and marketing	816	827	451	449
General and administrative	1,816	1,758	820	897
Total equity-based compensation expense from continuing operations	7,471	7,451	3,900	3,904
Equity-based compensation expense included in discontinued operations	—	613	—	301
Total equity-based compensation expense	$7,471	$8,064	$3,900	$4,205

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2024, and December 31, 2023, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $5,900 and $16,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$51	$988
Total	$51	$988

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$9	$—
Total	$9	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$16	$(198)	$16	$(93)
Foreign exchange forward contracts	(355)	(432)	(160)	(112)
	$(339)	$(630)	$(144)	$(205)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(25)	$112	$(25)	$112
Foreign exchange forward contracts	(582)	462	(202)	291
	$(607)	$574	$(227)	$403

The Company recorded in cost of revenues and operating expenses a net gain of $227 and $607 during the three and six months ended June 30, 2024, respectively, and a net loss of $403 and $574 during the comparable periods of 2023, related to its Hedging Contracts.

NOTE 13:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2024 (unaudited)			Three months ended June 30, 2024 (unaudited)
	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(3,133)	$413	$(2,720)
Other comprehensive income (loss) before reclassifications	391	(340)	51	203	(145)	58
Amounts reclassified from accumulated other comprehensive loss	(10)	(606)	(616)	(6)	(226)	(232)
Net current period other comprehensive income (loss)	381	(946)	(565)	197	(371)	(174)
Ending balance	$(2,936)	$42	$(2,894)	$(2,936)	$42	$(2,894)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	Six months ended June 30, 2023 (unaudited)			Three months ended June 30, 2023 (unaudited)
	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(6,142)	$(107)	$(6,249)	$(5,550)	$(360)	$(5,910)
Other comprehensive income (loss) before reclassifications	798	(631)	167	114	(205)	(91)
Amounts reclassified from accumulated other comprehensive loss	(77)	576	499	15	403	418
Net current period other comprehensive income (loss)	721	(55)	666	129	198	327
Ending balance	$(5,421)	$(162)	$(5,583)	$(5,421)	$(162)	$(5,583)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Unrealized gains (losses) on cash flow hedges	$13	$(11)	$5	$(7)	Cost of revenues
	518	(495)	194	(348)	Research and development
	15	(13)	6	(9)	Sales and marketing
	61	(55)	22	(39)	General and administrative
	607	(574)	227	(403)	Total, before income taxes
	1	2	1	—	Income tax expense (benefit)
	606	(576)	226	(403)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	10	76	6	(16)	Financial income (loss), net
	—	(1)	—	(1)	Income tax benefit
	10	77	6	(15)	Total, net of income taxes
	$616	$(499)	$232	$(418)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 14:	SHARE REPURCHASE PROGRAM

During the three and six months ended June 30, 2024, the Company repurchased 100,431 and 157,303 shares of common stock at an average purchase price of $19.89 and $20.83 per share, respectively, for an aggregate purchase price of $1,998 and $3,276, respectively. The Company did not repurchase any shares of common stock during the three and six months ended June 30, 2023. As of June 30, 2024, 542,697 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, Ceva is the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With the industry’s only portfolio of comprehensive communications and scalable edge AI IP, Ceva powers the connectivity, sensing, and inference in today’s most advanced smart edge products across consumer IoT, mobile, automotive, infrastructure, industrial, and personal computing. More than 18 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more are powered by Ceva.

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

We believe our portfolio of wireless communications and sensing and edge AI technologies address some of the most important megatrends, including 5G, generative AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the second quarter of 2024, eleven IP licensing deals were concluded for a range of wireless and smart sensing use cases.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, UWB and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the second quarter of 2024, we signed a strategic licensing deal with a leading U.S. analog semiconductor company for our Ceva-Waves Bluetooth portfolio expanding our market leading position for Bluetooth with more than 30% market share worldwide, excluding mobile. In addition, we believe that Wi-Fi presents a significant royalty revenue opportunity, given our dominant market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

Our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. Indicative of the demand for our 5G IPs, in the second quarter of 2024, we signed two deals for 5G new use cases, following on from three deals signed in the first quarter of 2024.

●

Our PentaG RAN platform for 5G RAN, including the recently announced Ceva-XC22 multi-thread DSP, ensures we offer the most comprehensive baseband processor IP in the industry today. Our 5G IPs provide newcomers and incumbents with a customizable solution to address the need for 5G and other communications in data centers and infrastructure. In the second quarter, we signed new agreements with our two large infrastructure OEM customers to deliver customized next-generation DSPs for their long-term roadmaps, reinforcing our position as the de-facto RAN DSP IP supplier for 5G-Advanced and beyond.

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

●

AI is rapidly making its way into IoT devices, thanks in part to the emergence of tiny machine learning (“TinyML”) models, which enable small AI networks to be embedded in AIoT devices for sensing use cases including sound, vision, vibration and health monitoring. Our recently announced NeuPro-Nano family of AI NPUs present a compelling proposition to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads, on-device. Per ABI Research, by 2030, over 40% of TinyML shipments will be powered by dedicated TinyML hardware such as NeuPro-Nano, representing billions of devices annually. NeuPro-Nano will allow us to expand on our strong position in IoT where we have a dominant position in wireless connectivity, as these customers increasingly look to add support for AI to their cost- and power-constrained chips for this market.

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

In 2024, we believe our strategy will return Ceva to year-over-year revenue growth, with overall revenue expected to grow 4% to 8% over 2023. Most of this growth is expected to be concentrated in the second half of the year. In 2024, we expect our licensing and related revenues business will continue to expand into new markets and use cases in the industrial IoT (IIoT) and consumer IoT, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. On royalties, we expect our connectivity products to continue to show strength in 2024, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines, with the expected ramp of automotive ADAS royalties in the second half of the year.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023, and we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $28.4 million and $50.5 million for the second quarter and first half of 2024, respectively, representing an increase of 24% and 3% as compared to the corresponding periods in 2023. The increase in total revenues for the second quarter of 2024 was due to higher licensing and related revenues and higher royalty revenues, as further described below. The increase in total revenues for the first half of 2024 was due to higher royalty revenues, offset by lower licensing and related revenues, as further described below.

Our five largest customers accounted for 66% and 50% of our total revenues for the second quarter and first half of 2024, respectively, as compared to 49% and 33% for the comparable periods in 2023. Three customers accounted for 23%, 21% and 13% of our total revenues for the second quarter of 2024, as compared to three customers that accounted for 14%, 14% and 10% of our total revenues for the second quarter of 2023. Three customers accounted for 13%, 13% and 13% of our total revenues for the first half of 2024. There were no customers that accounted for more than 10% of our total revenues for the first half of 2023. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2024, and collectively represented 45% and 43% of our total royalty revenues for the second quarter and first half of 2024, respectively. Two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2023, and collectively represented 47% and 38% of our total royalty revenues for the second quarter and first half of 2023, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Half 2024	First Half 2023	Second Quarter 2024	Second Quarter 2023

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	85%	82%	88%	81%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	15%	18%	12%	19%

Licensing and Related Revenues

Licensing and related revenues were $17.3 million and $28.7 million for the second quarter and first half of 2024, respectively, representing an increase of 28% and a decrease of 10%, as compared to the corresponding periods in 2023. The increase in licensing and related revenues for the second quarter of 2024 was mainly due to the signing of a number of strategic deals in the second quarter of 2024, including two deals with our large OEM customers in wireless infrastructure for their development of next-generation ASICs to address the incredible growth in network traffic and performance improvements required to support Generative AI and Hybrid AI systems. The decrease in licensing and related revenues for the first half of 2024 was mainly due to a decrease from our wireless communications IP portfolio, partially offset by the strategic deals signed in the second quarter of 2024 as explained above. Our backlog heading into the third quarter is healthy, on the back of signing some significant deals in the quarter, including one with a leading U.S. analog semiconductor company for our Bluetooth portfolio.

During the second quarter of 2024, eleven IP licensing agreements were concluded, targeting a wide range of end markets and applications, including AI solutions for industrial and consumer edge AI devices, next-generation wireless infrastructure to enable ubiquitous AI, 5G satellite, 5G RedCap and Bluetooth connectivity for wearables and hearables. Five of the deals concluded in the second quarter of 2024 were with OEMs and one deal signed was with a first-time customer.

Licensing and related revenues accounted for 61% and 57% of our total revenues for the second quarter and first half of 2024, respectively, as compared to 59% and 65% for the comparable periods of 2023.

Royalty Revenues

Royalty revenues were $11.2 million and $21.8 million for the second quarter and first half of 2024, respectively, representing an increase of 19% and 25%, as compared to the corresponding periods in 2023. The second quarter and first half of 2024 included revenue of $0.3 million and $1.3 million, respectively, following the resolution of royalty audits. Excluding this amount, the second quarter and first half of 2024 would have been up by 16% and 18%, respectively, as compared to the comparable periods of 2023. Royalty revenues accounted for 39% and 43% of our total revenues for the second quarter and first half of 2024, respectively, as compared to 41% and 35% for the comparable periods of 2023. In the second quarter of 2024 we saw shipment volumes up 24% year-over-year, driven predominantly by our customers taking more market share in Bluetooth, Wi-Fi and cellular IoT in the growing industrial, healthcare and consumer IoT end markets. Smartphones recovered well from the first quarter of 2024, and our large customer addressing the low to mid-range market segment is expanding its customer base with new design wins.

Our customers reported sales of 461 million and 832 million chipsets incorporating our technologies for the second quarter and first half of 2024, respectively, an increase of 24% and 25% from the corresponding periods in 2023 for actual shipments reported.

The five largest royalty-paying customers accounted for 63% and 59% of our total royalty revenues for the second quarter and first half of 2024, respectively, as compared to 64% and 53% for the comparable periods of 2023.

Geographic Revenue Analysis

	First Half 2024				First Half 2023				Second Quarter 2024		Second Quarter 2023
	(in millions, except percentages)
United States		$3.9		8%		$4.1		8%	$1.4	5%		$1.7		8%
Europe and Middle East (2)		$9.0		18%		$4.9		10%	$7.4	26%		$2.1		9%
Asia Pacific (1)		$37.6		74%		$39.7		81%	$19.6	69%		$19.1		83%
Other	$	*	)	* )		$0.5		1%	$—	—		*	)	* )

(1) China		$29.0		57%		$30.5		62%	$15.4	54%		$12.7		55%
(2) Finland		$6.6		13%	$	*	)	* )	$6.5	23%	$	*	)	* )

*) Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $2.9 million and $5.4 million for the second quarter and first half of 2024, respectively, as compared to $3.5 million and $7.0 million for the comparable periods of 2023. Cost of revenues accounted for 10% and 11% of our total revenues for the second quarter and first half of 2024, respectively, as compared to 15% and 14% for the comparable periods of 2023. The decrease for the second quarter of 2024 principally reflected lower customization work for our licensees. The decrease for the first half of 2024 principally reflected lower customization work for our licensees and lower cost of unit shipments related to our sensor fusion chip business. Included in cost of revenues for the second quarter and first half of 2024 was a non-cash equity-based compensation expense of $191,000 and $394,000, respectively, as compared to $214,000 and $420,000 for the comparable periods of 2023.

Gross Margin

Gross margin for the second quarter and first half of 2024 was 90% and 89%, respectively, as compared to 85% and 86% for the comparable periods of 2023. The increase for both the second quarter and first half of 2024 mainly reflected lower cost of revenues as set forth above, as well as higher total revenues. The gross margin for the second quarter and first half of 2023 reflects historical period on a re-cast basis excluding the Intrisix business as a discontinued operation, is also illustrative of our decision to return to pure IP licensing and royalty business model.

Operating Expenses

Total operating expenses were $25.5 million and $50.1 million for the second quarter and first half of 2024, respectively, as compared to $24.7 million and $50.1 million for the comparable periods of 2023. The net increase for the second quarter of 2024 principally reflected lower research grants received, mainly from the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA), and lower customization work for our licensees, partially offset by lower professional services cost.

Research and Development Expenses, Net

Total research and development expenses, net were $18.8 million and $36.7 million for the second quarter and first half of 2024, respectively, as compared to $18.1 million and $36.7 million for the comparable periods of 2023. The increase for the second quarter of 2024 principally reflected lower research grants received, mainly from the IIA, and lower customization work for our licensees, partially offset by lower salaries and related costs. Included in research and development expenses for the second quarter and first half of 2024 were non-cash equity-based compensation expenses of $2,438,000 and $4,445,000, respectively, as compared to $2,344,000 and $4,446,000 for the comparable periods of 2023. Research and development expenses as a percentage of our total revenues were 66% and 73% for the second quarter and first half of 2024, respectively, as compared to 79% and 75% for the comparable periods of 2023. The percentage decrease for both the second quarter and first half of 2024, as compared to the comparable periods of 2023, was mainly due to higher revenues.

The number of research and development personnel was 332 at June 30, 2024, as compared to 337 at June 30, 2023.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.1 million and $5.9 million for the second quarter and first half of 2024, respectively, as compared to $2.6 million and $5.4 million for the comparable periods of 2023. The increase for both the second quarter and first half of 2024 principally reflected higher commission expenses as well as higher sales training and higher marketing and trade shows events. Included in sales and marketing expenses for the second quarter and first half of 2024 were non-cash equity-based compensation expenses of $451,000 and $816,000, respectively, as compared to $449,000 and $827,000 for the comparable periods of 2023. Sales and marketing expenses as a percentage of our total revenues were 11% and 12% for the second quarter and first half of 2024, respectively, as compared to 11% for both the comparable periods of 2023.

The total number of sales and marketing personnel was 30 at June 30, 2024, as compared to 33 at June 30, 2023.

General and Administrative Expenses

Our general and administrative expenses were $3.5 million and $7.1 million for the second quarter and first half of 2024, respectively, as compared to $3.9 million and $7.7 million for the comparable periods of 2023. The decrease for both the second quarter and first half of 2024 primarily reflected lower professional services cost. Included in general and administrative expenses for the second quarter and first half of 2024 were non-cash equity-based compensation expenses of $820,000 and $1,816,000, respectively, as compared to $897,000 and $1,758,000 for the comparable periods of 2023. General and administrative expenses as a percentage of our total revenues were 12% and 14% for the second quarter and first half of 2024, respectively, as compared to 17% and 16% for the comparable periods of 2023.

The number of general and administrative personnel was 45 at June 30, 2024, as compared to 42 at June 30, 2023.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.3 million for the second quarter and first half of 2024, respectively, as compared to $0.1 million and $0.3 million for the comparable periods of 2023. The amortization charges for the second quarter and first half of 2024 and 2023 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	First Half 2024	First Half 2023	Second Quarter 2024	Second Quarter 2023
Financial income, net	$2.66	$2.58	$1.40	$1.12
of which:
Interest income and gains and losses from marketable securities, net	$2.94	$2.22	$1.49	$1.03
Foreign exchange gain (loss)	$(0.28)	$0.36	$(0.09)	$0.09

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2024 principally reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange loss of $0.09 million and $0.28 million for the second quarter and first half of 2024, respectively, as compared to foreign exchange gain of $0.09 million and $0.36 million for the comparable periods of 2023.

Remeasurement of Marketable Equity Securities

We recorded a loss of $0.1 million for both the second quarter and first half of 2024 as compared to a loss of $0.1 million and $0.2 million for the comparable periods of 2023, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.6 million and $3.3 million for the second quarter and first half of 2024, respectively, as compared to $0.5 million and $2.0 million for the comparable periods of 2023. The increase for both the second quarter and first half of 2024 primarily reflected higher withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities and the effect of the capitalization of R&D expenditures under IRC Section 174.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had approximately $24.7 million in cash and cash equivalents, $2.1 million in bank deposits, and $131.6 million in marketable securities, totaling $158.4 million, as compared to $166.5 million at December 31, 2023. The decrease for the first six months of 2024 principally reflected cash used in operating activities and funds used to repurchase 157,303 shares of common stock for an aggregate consideration of approximately $3.3 million, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $158.4 million, $133.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first six months of 2024, we invested $30.0 million of cash in marketable securities with maturities up to 33 months from the balance sheet date. In addition, during the same period, marketable securities were sold or redeemed for cash amounting to $31.9 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first six months of 2024 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

Operating Activities

Cash used in operating activities for the first six months of 2024 was $5.0 million and consisted of net loss of $5.7 million, adjustments for non-cash items of $9.3 million, and changes in operating assets and liabilities of $8.6 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization of intangible assets, and $7.5 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $5.0 million, an increase in prepaid expenses and other assets of $2.2 million (mainly related to unbilled receivables of $2.1 million classified as “other long-term assets” in the Interim Condensed Consolidated Balance Sheets), and a decrease in accrued payroll and related benefits of $2.0 million (mainly as a result of a yearly bonus payments), partially offset by a decrease in accrued interest on bank deposits in the amount of $0.4 million.

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

Investing Activities

Net cash provided by investing activities for the first six months of 2024 was $8.2 million, compared to $14.4 million of net cash provided by investing activities for the comparable period of 2023. We had a cash outflow of $30.0 million and a cash inflow of $31.9 million with respect to investments in marketable securities during the six months of 2024, as compared to a cash outflow of $2.5 million and a cash inflow of $17.7 million with respect to investments in marketable securities during the first six months of 2023. For the first half of 2024, we had proceeds of $8.0 million from bank deposits, as compared to proceeds of $4.0 million from bank deposits for the comparable period of 2023. We had a cash outflow of $1.5 million and $1.2 million during the first six months of 2024 and 2023, respectively, from purchase of property and equipment. For the first six months of 2024, we had a cash inflow of $0.5 million in connection with the sale of Intrinsix, and a cash outflow of $0.8 million for the acquisition of a Greek-based company. For the first six months of 2023, we had a cash outflow of $3.6 million for the acquisition of the VisiSonics business.

Financing Activities

Net cash used in financing activities for the first six months of 2024 was $1.7 million, as compared to net cash provided by financing activities in the amount of $1.7 million for the comparable period of 2023.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,100,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020 and 2023. During the first six months ended June 30, 2024, we repurchased 157,303 shares of common stock at an average purchase price of $20.83 per share for an aggregate purchase price of $3,276. There were no repurchases of our common stock during the six months ended June 30, 2023. As of June 30, 2024, we had 542,697 shares available for repurchase.

During the first six months of 2024, we received $1.6 million from the exercise of stock-based awards, as compared to $1.7 million received for the comparable period of 2023.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $86,000 and $279,000 for the second quarter and first half of 2024, respectively, and a foreign exchange gain of $93,000 and $356,000 for the comparable periods of 2023.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2024, we recorded accumulated other comprehensive loss of $371,000 and $946,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2023, we recorded accumulated other comprehensive gain of $198,000 and accumulated other comprehensive loss of $55,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2024, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $42,000, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net gain of $227,000 and $607,000 for the second quarter and first half of 2024, respectively, and a net loss of $403,000 and $574,000 for the comparable periods of 2023, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of June 30, 2024, the unrealized losses associated with our investments were approximately $3.3 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the second quarter and first half of 2024. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.49 million and $2.94 million for the second quarter and first half of 2024, respectively, as compared to $1.03 million and $2.22 million for the comparable periods of 2023. The increase in interest income, and gains and losses from marketable securities, net, during both the second quarter and first half of 2024 reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2024 to April 30, 2024)	__	__	__	643,128
Month #2 (May 1, 2024 to May 31, 2024)	77,359	$19.86	77,359	565,769
Month #3 (June 1, 2024 to June 30, 2024)	23,072	$20.02	23,072	542,697
TOTAL	100,431	$19.89	100,431	542, 697	(2)

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

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
10.1*†

Fourth Amendment to Employment Agreement, dated April 1, 2024, between Ceva Technologies, Ltd. and Yaniv Arieli (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2024).

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

Ceva, INC.

Date: August 8, 2024	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: August 8, 2024	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)