Form 10-Q
period 2024-09-30
CEVA INC
filed 2024-11-08
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,626,747 of common stock, $0.001 par value, as of November 5, 2024.

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2024 (unaudited) and December 31, 2023	5
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2024 and 2023	6
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2024 and 2023	7
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023	8
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023	10
	Notes to the Interim Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	38
Item 4	Mine Safety Disclosures	38
Item 5	Other Information	38
Item 6	Exhibits	39
SIGNATURES		39

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of Ceva to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●

Our belief that our portfolio of wireless communications and sensing and edge AI technologies address some of the most important megatrends, including 5G, generative AI, embedded AI, industrial automation and vehicle electrification, and our belief in the continued interest in our IP portfolio due to these trends, in both traditional and new areas;

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets, and our expectation that the overall addressable market size will be more than 15 billion devices annually by 2027 based on research from ABI Research;

●	Our belief that Wi-Fi represents a significant royalty revenue opportunity in connection with our leading market position in licensing Wi-Fi 6 and our leadership position in Wi-Fi 7 IP;

●

Our belief that our PentaG2 platform, including the recently announced CevaXC22 multi-thread DSP, ensures we offer the most comprehensive baseband processor IP platform in the industry today, and that our 5G IPs provide newcomers and incumbents with a customizable solution to address the need for 5G, 5G Advanced and other communications in data centers and infrastructure;

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

●	Our belief that our customers can benefit from our capabilities as a one-stop-shop for processing many types of sensors;

●

Our belief that we are well positioned for long-term growth in shipments and royalty revenues derived from smart edge products as a result of our focus on silicon and software IP solutions that enable products to connect, sense and infer data;

●

Our belief that our ubiquitous technology and collaborative business model present a significant and secular growth prospect as digital transformation continues to drives industries to become connected and intelligent;

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

●

Any statements regarding sales trends and financial results for the third and fourth quarter of and full year 2024 and other future periods, including our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to Asia Pacific in particular, that we can expand our customer base and revenues in Europe and the U.S., and that we will experience year-over-year revenue growth in 2024;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$13,228	$23,287
Short-term bank deposits	2,006	10,556
Marketable securities	142,878	132,695
Trade receivables (net of allowance for credit losses of $1,088 and $288 at September 30, 2024 and December 31, 2023, respectively)	38,630	30,307
Prepaid expenses and other current assets	13,970	12,526
Total current assets	210,712	209,371
Long-term assets:
Severance pay fund	6,851	7,070
Deferred tax assets, net	1,685	1,609
Property and equipment, net	6,875	6,732
Operating lease right-of-use assets	5,625	6,978
Goodwill	58,308	58,308
Intangible assets, net	2,132	2,967
Investments in marketable equity securities	309	406
Other long-term assets	12,394	10,644
Total long-term assets	94,179	94,714
Total assets	$304,891	$304,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,960	$1,154
Deferred revenues	3,418	3,018
Accrued expenses and other payables	6,007	5,800
Accrued payroll and related benefits	13,763	14,402
Operating lease liabilities	2,571	2,513
Total current liabilities	27,719	26,887
Long-term liabilities:
Accrued severance pay	7,304	7,524
Operating lease liabilities	2,627	3,943
Other accrued liabilities	1,471	1,390
Total long-term liabilities	11,402	12,857
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,756,255 and 23,695,190 shares issued at September 30, 2024 and December 31, 2023, respectively. 23,626,747 and 23,440,848 shares outstanding at September 30, 2024 and December 31, 2023, respectively	24	23
Additional paid in-capital	256,685	252,100
Treasury stock at cost (129,508 and 254,342 shares of common stock at September 30, 2024, and December 31, 2023, respectively)	(2,943)	(5,620)
Accumulated other comprehensive loss	(956)	(2,329)
Retained earnings	12,960	20,167
Total stockholders’ equity	265,770	264,341
Total liabilities and stockholders’ equity	$304,891	$304,085

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Licensing and related revenue	$44,266	$45,739	$15,574	$13,940
Royalties	33,450	27,518	11,633	10,133
Total revenues	77,716	73,257	27,207	24,073
Cost of revenues	9,397	9,389	3,961	2,357
Gross profit	68,319	63,868	23,246	21,716
Operating expenses:
Research and development, net	54,739	54,544	17,990	17,814
Sales and marketing	8,999	8,213	3,088	2,862
General and administrative	11,751	11,346	4,642	3,608
Amortization of intangible assets	449	445	150	149
Total operating expenses	75,938	74,548	25,870	24,433
Operating loss	(7,619)	(10,680)	(2,624)	(2,717)
Financial income, net	4,962	3,497	2,299	924
Remeasurement of marketable equity securities	(97)	(76)	21	160
Loss from continuing operation before taxes on income	(2,754)	(7,259)	(304)	(1,633)
Income tax expense	4,296	3,080	1,007	1,117
Net loss from continuing operation	(7,050)	(10,339)	(1,311)	(2,750)
Discontinued operation (Note 4):
Net loss from discontinued operation	—	(5,308)	—	(2,207)
Net loss	$(7,050)	$(15,647)	$(1,311)	$(4,957)

Basic and diluted net loss per share from continuing operation	$(0.30)	$(0.44)	$(0.06)	$(0.12)
Basic and diluted net loss per share from discontinued operation	$—	$(0.23)	$—	$(0.09)
Basic and diluted net loss per share	$(0.30)	$(0.67)	$(0.06)	$(0.21)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,605	23,473	23,678	23,605

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss:	$(7,050)	$(15,647)	$(1,311)	$(4,957)
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains	2,607	1,077	2,177	210
Reclassification adjustments for (gains) losses included in net loss	(14)	(68)	(4)	8
Net change	2,593	1,009	2,173	218
Cash flow hedges:
Changes in unrealized gains (losses)	(199)	(1,006)	140	(376)
Reclassification adjustments for (gains) losses included in net loss	(767)	873	(160)	299
Net change	(966)	(133)	(20)	(77)
Other comprehensive income before tax	1,627	876	2,153	141
Income tax expense related to components of other comprehensive income	254	96	215	27
Other comprehensive income, net of taxes	1,373	780	1,938	114
Comprehensive income (loss)	$(5,677)	$(14,867)	$627	$(4,843)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23		$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—		—	—	—	(7,050)	(7,050)
Other comprehensive income, net	—	—		—	—	1,373	—	1,373
Equity-based compensation	—	—		11,679	—	—	—	11,679
Purchase of treasury stock	(343,604)	(*	)	—	(7,456)	—	—	(7,456)
Issuance of common stock upon exercise of stock-based awards	61,065	(*	)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	468,438	1		(7,094)	10,133	—	(157)	2,883
Balance as of September 30, 2024	23,626,747	$24		$256,685	$(2,943)	$(956)	$12,960	$265,770

	Common stock
Three months ended September 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786
Net loss	—	—		—	—	—	(1,311)	(1,311)
Other comprehensive income, net	—	—		—	—	1,938	—	1,938
Equity-based compensation	—	—		4,208	—	—	—	4,208
Purchase of treasury stock	(186,301)	(*	)	—	(4,180)	—	—	(4,180)
Issuance of treasury stock upon exercise of stock-based awards	153,123	(*	)	(1,825)	3,154	—	—	1,329
Balance as of September 30, 2024	23,626,747	$24		$256,685	$(2,943)	$(956)	$12,960	$265,770

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

Nine months ended September 30, 2023	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23		$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—		—	—	—	(15,647)	(15,647)
Other comprehensive income, net	—	—		—	—	780	—	780
Equity-based compensation	—	—		12,306	—	—	—	12,306
Purchase of treasury stock	(135,078)	(*	)	—	(3,003)	—	—	(3,003)
Issuance of common stock upon exercise of stock-based awards	100,030	(*	)	874	—	—	—	874
Issuance of treasury stock upon exercise of stock-based awards	380,054	1		(7,278)	9,911	—	(115)	2,519
Balance as of September 30, 2023	23,560,445	$24		$248,743	$(2,996)	$(5,469)	$16,398	$256,700

	Common stock
Three months ended September 30, 2023	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2023	23,539,104	$24		$244,250	$(1,462)	$(5,583)	$21,355	$258,584
Net loss	—	—		—	—	—	(4,957)	(4,957)
Other comprehensive income, net	—	—		—	—	114	—	114
Equity-based compensation	—	—		4,242	—	—	—	4,242
Purchase of treasury stock	(135,078)	(*	)	—	(3,003)	—	—	(3,003)
Issuance of common stock upon exercise of stock-based awards	100,030	(*	)	874	—	—	—	874
Issuance of treasury stock upon exercise of stock-based awards	56,389	(*	)	(623)	1,469	—	—	846
Balance as of September 30, 2023	23,560,445	$24		$248,743	$(2,996)	$(5,469)	$16,398	$256,700

(*)	Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,050)	$(15,647)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,155	2,195
Amortization of intangible assets	835	1,718
Equity-based compensation	11,679	12,306
Realized gain on sale of available-for-sale marketable securities	(14)	(68)
Amortization of premiums (accretion of discount) on available-for-sale marketable securities	(654)	41
Unrealized foreign exchange gain	(467)	(148)
Remeasurement of marketable equity securities	97	76
Changes in operating assets and liabilities:
Trade receivables, net	(7,812)	(778)
Prepaid expenses and other assets	(3,711)	(1,969)
Operating lease right-of-use assets	1,353	720
Accrued interest on bank deposits	550	(130)
Deferred tax, net	(330)	(1,486)
Trade payables	422	(836)
Deferred revenues	400	950
Accrued expenses and other payables	353	47
Accrued payroll and related benefits	(703)	(6,237)
Operating lease liability	(1,314)	(718)
Income taxes payable	(368)	(1,372)
Accrued severance pay, net	8	192
Net cash used in operating activities	(4,571)	(11,144)

Cash flows from investing activities:
Purchase of property and equipment	(1,926)	(2,123)
Acquisition of business	—	(3,600)
Proceeds from the sale of Intrinsix (see note 4)	540	—
Asset acquisition	(753)	—
Investment in bank deposits	(2,000)	(2,000)
Proceeds from bank deposits	10,000	6,000
Investment in available-for-sale marketable securities	(41,308)	(10,524)
Proceeds from maturity of available-for-sale marketable securities	24,580	8,800
Proceeds from sale of available-for-sale marketable securities	9,806	10,659
Net cash provided by (used in) investing activities	(1,061)	7,212

Cash flows from financing activities:
Purchase of treasury stock	(7,456)	(3,003)
Proceeds from exercise of stock-based awards	2,883	3,393
Net cash provided by (used in) financing activities	(4,573)	390
Effect of exchange rate changes on cash and cash equivalents	146	(53)
Decrease in cash and cash equivalents	(10,059)	(3,595)
Cash and cash equivalents at the beginning of the period	23,287	21,285
Cash and cash equivalents at the end of the period	$13,228	$17,690

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$3,934	$6,073
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$351	$71
Right-of-use assets obtained in the exchange for operating lease liabilities	$457	$1,562

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Ceva is a trusted partner to many of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate Ceva’s IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to OEMs and original design manufacturers. Ceva’s application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license Ceva’s hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Ceva’s wireless communications, sensing and edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, ultra-wide band (UWB) and 5G-Advanced platform IP for ubiquitous, robust communications, to scalable edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s trade receivables are geographically diverse, mainly in the Asia Pacific region, and also in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers. The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

During the nine-month period ended September 30, 2024, the Company recorded an additional allowance for credit losses in the amount to $800.

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

The following table shows the Company's results of discontinued operation for the below presented period:

	Nine months ended September 30, 2023 (unaudited)	Three months ended September 30, 2023 (unaudited)
Revenues	$7,868	$2,145
Cost of revenue	5,091	1,236
Gross profit	2,777	909
Operating expenses:
Research and development, net	5,464	1,809
Sales and marketing	679	190
General and administrative	1,472	993
Amortization of intangible assets	373	24
Total operating expenses	7,988	3,016
Operating loss	(5,211)	(2,107)
Financial income, net	3	—
Loss from discontinued operations before taxes on income	(5,208)	(2,107)
Income tax expense	100	100
Net loss from discontinued operation	$(5,308)	$(2,207)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

The following table presents cash flows from discontinued operations:

Nine months ended September 30, 2023 (unaudited)
Net cash flow used in operating activities (*)	$(556)
Net cash flows used in investing activities	(5)

(*) Amortization and depreciation allocated to discontinued operation for the nine-month period ended September 30, 2023 amounted to $1,081.

NOTE 5:	REVENUE RECOGNITION

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

	Remainder of 2024	2025	2026 and thereafter
Licensing and related revenues	$3,421	$11,098	$2,725

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Nine months ended September 30, 2024 (unaudited)			Three months ended September 30, 2024 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$7,985	$4,037	$12,022	$7,174	$945	$8,119
Europe and Middle East	8,318	3,326	11,644	1,473	1,217	2,690
Asia Pacific	27,950	26,087	54,037	6,927	9,471	16,398
Other	13	—	13	—	—	—
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$39,283	$25,533	$64,816	$12,960	$8,801	$21,761
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	4,983	7,917	12,900	2,614	2,832	5,446
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

Timing of revenue recognition
Products transferred at a point in time	$38,154	$33,450	$71,604	$13,431	$11,633	$25,064
Products and services transferred over time	6,112	—	6,112	2,143	—	2,143
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

	Nine months ended September 30, 2023 (unaudited)			Three months ended September 30, 2023 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$1,399	$4,269	$5,668	$360	$1,208	$1,568
Europe and Middle East	8,378	2,140	10,518	4,796	828	5,624
Asia Pacific	35,442	21,109	56,551	8,765	8,097	16,862
Other	520	—	520	19	—	19
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$40,787	$20,093	$60,880	$13,120	$7,648	$20,768
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	4,952	7,425	12,377	820	2,485	3,305
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

Timing of revenue recognition
Products transferred at a point in time	$36,504	$27,518	$64,022	$11,479	$10,133	$21,612
Products and services transferred over time	9,235	—	9,235	2,461	—	2,461
Total	$45,739	$27,518	$73,257	$13,940	$10,133	$24,073

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023

Currents assets (classified under “Trade receivables”):
Trade receivables	$15,250	$8,433
Unbilled receivables (associated with licensing and related revenue)	12,522	9,735
Unbilled receivables (associated with royalties)	10,858	12,139
Total current assets	38,630	30,307

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenue)	2,733	—

Deferred revenues (short-term contract liabilities)	3,418	3,018

The Company receives payments from customers based upon contractual payment schedules; trade receivables are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Unbilled receivables associated with licensing and other include amounts related to the Company’s contractual right to consideration for completed performance objectives not yet invoiced. Unbilled receivables associated with royalties are recorded as the Company recognizes revenues from royalties earned during the quarter, but not yet invoiced, either by actual sales data received from customers, or, when applicable, by the Company’s estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.

During the three and nine months ended September 30, 2024, the Company recognized $235 and $2,158, respectively, that was included in deferred revenues (short-term contract liability) balance at January 1, 2024.

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

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2024 (Unaudited)
Weighted average remaining lease term (years)	3.81
Weighted average discount rates	3.89%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

Total operating lease cost and cash payments for operating leases were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$2,053	$2,279	$696	$777
Cash payments for operating leases	2,022	2,255	713	771

Maturities of lease liabilities are as follows:

The remainder of 2024	$821
2025	2,118
2026	946
2027	651
2028	343
2029 and thereafter	647
Total undiscounted cash flows	5,526
Less imputed interest	328
Present value of lease liabilities	$5,198

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2024 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$64,156	$74	$(318)	$63,912

Available-for-sale - matures after one year through three years:
Corporate bonds	79,824	651	(1,509)	78,966
Total
	$143,980	$725	$(1,827)	$142,878

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$27,690	$4	$(243)	$27,451

Available-for-sale - matures after one year through three years:
Corporate bonds	108,700	278	(3,734)	105,244

Total	$136,390	$282	$(3,977)	$132,695

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2024, and December 31, 2023, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2024 (unaudited)	$4,300	$(30)	$63,822	$(1,797)
As of December 31, 2023	$18,193	$(49)	$86,643	$(3,928)

As of September 30, 2024, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$19	$92	$4	$—
Gross realized losses from sale of available-for-sale marketable securities	$(5)	$(24)	$—	$(8)

NOTE 8:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2024 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$142,878	$—	$142,878	$—
Foreign exchange contracts	22	—	22	—
Investments in marketable equity securities	309	309	—	—

Description	December 31, 2023	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$132,695	$—	$132,695	$—
Foreign exchange contracts	988	—	988	—
Investments in marketable equity securities	406	406	—	—

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

a.	Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment: the licensing of intellectual property to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues within geographic areas:

	Nine months ended September 30,				Three months ended September 30,
	2024 (unaudited)		2023 (unaudited)		2024 (unaudited)	2023 (unaudited)
Revenues based on customer location:
United States	$12,022		$5,668		$8,119	$1,568
Europe and Middle East	11,644		10,518		2,690	5,624
Asia Pacific (1, 2)	54,037		56,551		16,398	16,862
Other	13		520		—	19
	$77,716		$73,257		$27,207	$24,073

(1) China	$39,748		$42,978		$10,723	$12,538
(2) South Korea	*	)	*	)	$3,033	*	)

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Nine months ended September 30,				Three months ended September 30,
	2024 (unaudited)		2023 (unaudited)		2024 (unaudited)	2023 (unaudited)

Customer A	13%		10%		13%	14%
Customer B	*	)	—		17%	—
Customer C	*	)	*	)	* )	14%
Customer D	*	)	*	)	—	12%

*) Less than 10%

NOTE 10:	NET LOSS PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Numerator:
Net loss from continuing operations	$(7,050)	$(10,339)	$(1,311)	$(2,750)
Net loss from discontinued operations	—	(5,308)	—	(2,207)
Net loss	$(7,050)	$(15,647	$(1,311)	$(4,957)
Denominator (in thousands):
Basic and diluted weighted-average common stock outstanding	23,605	23,473	23,678	23,605

Basic and diluted net loss per share from continuing operations	$(0.30)	$(0.44)	$(0.06)	$(0.12)
Basic and diluted net loss per share from discontinued operations	$—	(0.23)	$—	$(0.09)
Basic and diluted net loss per share	$(0.30)	$(0.67)	$(0.06)	$(0.21)

The total number of shares related to outstanding equity-based awards was 1,684,428 for both the three and nine months ended September 30, 2024, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,402,978 for both the three and nine months ended September 30, 2023, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of September 30, 2024, and December 31, 2023, there were no outstanding or exercisable SARs left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2024, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	99,425	$20.74	2.5	$316
Granted	10,600	19.61
Exercised	(26,000)	14.77
Forfeited or expired	—	—
Outstanding as of September 30, 2024 (unaudited)	84,025	$22.45	3.0	$225
Exercisable as of September 30, 2024 (unaudited)	59,260	$23.15	1.7	$141

As of September 30, 2024, there was $257 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2024, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2023	1,281,751	$24.97
Granted	859,496	19.64
Vested	(373,472)	31.48
Forfeited or expired	(167,372)	21.35
Unvested as of September 30, 2024 (unaudited)	1,600,403	$20.95

As of September 30, 2024, there was $23,612 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Nine months ended September 30,		Three months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Cost of revenue	$570	$636	$176	$216
Research and development, net	6,866	6,703	2,421	2,257
Sales and marketing	1,307	1,305	491	478
General and administrative	2,936	2,787	1,120	1,018
Total equity-based compensation expense from continuing operations	11,679	11,431	4,208	3,969
Equity-based compensation expense included in discontinued operations	—	875	—	273
Total equity-based compensation expense	$11,679	$12,306	$4,208	$4,242

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30		Three months ended September 30
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Expected dividend yield	0%	0%	0%	0%
Expected volatility	46%-50%	45%-47%	50%	47%
Risk-free interest rate	4.9%-5.3%	4.8%-5.5%	4.9%	5.5%
Contractual term of up to (months)	6	6	6	6

NOTE 12:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2024, and December 31, 2023, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $900 and $16,500, respectively.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$22	$988
Total	$22	$988

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$41	$(328)	$25	$(130)
Foreign exchange forward contracts	(240)	(678)	115	(246)
	$(199)	$(1,006)	$140	$(376)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(41)	$253	$(16)	$141
Foreign exchange forward contracts	(726)	620	(144)	158
	$(767)	$873	$(160)	$299

The Company recorded in cost of revenues and operating expenses a net gain of $160 and $767 during the three and nine months ended September 30, 2024, respectively, and a net loss of $299 and $873 during the comparable periods of 2023, related to its Hedging Contracts.

NOTE 13:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2024 (unaudited)			Three months ended September 30, 2024 (unaudited)
	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(2,936)	$42	$(2,894)
Other comprehensive income (loss) before reclassifications	2,353	(200)	2,153	1,962	140	2,102
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	(766)	(780)	(4)	(160)	(164)
Net current period other comprehensive income (loss)	2,339	(966)	1,373	1,958	(20)	1,938
Ending balance	$(978)	$22	$(956)	$(978)	$22	$(956)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

	Nine months ended September 30, 2023 (unaudited)			Three months ended September 30, 2023 (unaudited)
	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(6,142)	$(107)	$(6,249)	$(5,421)	$(162)	$(5,583)
Other comprehensive income (loss) before reclassifications	981	(1,006)	(25)	183	(375)	(192)
Amounts reclassified from accumulated other comprehensive income (loss)	(69)	874	805	8	298	306
Net current period other comprehensive income (loss)	912	(132)	780	191	(77)	114
Ending balance	$(5,230)	$(239)	$(5,469)	$(5,230)	$(239)	$(5,469)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2024 (unaudited)	2023 (unaudited)	2024 (unaudited)	2023 (unaudited)
Unrealized gains (losses) on cash flow hedges	$17	$(17)	$4	$(6)	Cost of revenues
	653	(755)	135	(260)	Research and development
	19	(19)	4	(6)	Sales and marketing
	78	(82)	17	(27)	General and administrative
	767	(873)	160	(299)	Total, before income taxes
	1	1	—	(1)	Income tax expense (benefit)
	766	(874)	160	(298)	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	14	68	4	(8)	Financial income (loss), net
	—	(1)	—	—	Income tax benefit
	14	69	4	(8)	Total, net of income taxes
	$780	$(805)	$164	$(306)	Total, net of income taxes

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 14:	SHARE REPURCHASE PROGRAM

During the three months ended September 30, 2024, the Company repurchased 186,301 shares of common stock at an average purchase price of $22.44 per share for an aggregate purchase price of $4,180. During the nine months ended September 30, 2024, the Company repurchased 343,604 shares of common stock at an average purchase price of $21.70 per share for an aggregate purchase price of $7,456. During the three and nine months ended September 30, 2023, the Company repurchased 135,078 shares of common stock at an average purchase price of $22.23 per share for an aggregate purchase price of $3,003. As of September 30, 2024, 356,396 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 15:	SUBSEQUENT EVENTS

On November 7, 2024, the Board authorized and approved an expansion of the share repurchase program with an additional 700,000 shares of common stock available for repurchase, bringing the aggregate to approximately 1,056,000 shares available for repurchase as of that date.

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

Ceva is a trusted partner to over 400 of the leading semiconductor and original equipment manufacturer (OEM) companies targeting a wide variety of cellular and IoT end markets, including mobile, PC, consumer, automotive, smart-home, surveillance, robotics, industrial and medical. The customers incorporate our IP into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that they manufacture, market and sell to OEMs and original design manufacturers. Our application software IP is licensed primarily to OEMs who embed it in their System on Chip (SoC) designs to enhance the user experience, and OEMs also license our hardware IP products and solutions for their SoC designs to create power-efficient, intelligent, secure and connected devices.

Ceva’s wireless communications, sensing and edge AI technologies are at the heart of some of today’s most advanced smart edge products. From Bluetooth connectivity, Wi-Fi, ultra-wide band (UWB) and 5G-Advanced platform IP for ubiquitous, robust communications, to scalable edge AI neural processing unit (NPU) IPs, sensor fusion processors and embedded application software that make devices smarter.

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

We believe our portfolio of wireless communications and sensing and edge AI technologies address some of the most important megatrends, including 5G, generative AI, embedded AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the third quarter of 2024, ten IP licensing deals were concluded for a range of wireless and smart sensing use cases.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, UWB and cellular IoT IPs allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 15 billion devices annually by 2027 based on research from ABI Research. In the third quarter of 2024, we signed licensing deals for our full range of wireless connectivity IPs, including our recently released Bluetooth 6 IP. We also reached a shipment milestone in the quarter, with combined unit shipments for these IPs surpassing 400 million units for the first time. This volume reflects our market leadership for our IP in these markets, where we already command more than 30% of the Bluetooth market share worldwide, excluding mobile. In addition, we believe that Wi-Fi presents a significant royalty revenue opportunity, given our leading market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

Our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is the most comprehensive baseband IP platform in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. Indicative of the demand for our 5G IPs, in the third quarter of 2024, we signed three deals for 5G and 5G-Advanced new use cases, including with a satellite OEM, a leader in cellular IoT and an automotive V2X player.

●

Our PentaG RAN platform for 5G RAN, including the recently announced Ceva-XC22 multi-thread DSP, ensures we offer the most comprehensive baseband processor IP in the industry today. Our 5G IPs provide newcomers and incumbents with a customizable solution to address the need for 5G, 5G Advanced and other communications in data centers and infrastructure.

●

The high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offers an incremental growth segment for us for our Bluetooth, Audio AI DSPs and software IPs. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution and ClearVox voice input software are available to enhance the user experience and offer premium features. In the third quarter we signed a licensing deal with a high profile smartphone OEM, to incorporate our RealSpace solution in their upcoming headphones and TWS earbuds. The first devices are expected to be in the market by H1 2025.

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

●

AI is rapidly making its way into IoT devices, thanks in part to the emergence of embedded AI, including tiny machine learning (“TinyML”) models, which enable small AI networks to be embedded in AIoT devices for sensing use cases including sound, vision, vibration and health monitoring. Our recently announced NeuPro-Nano family of AI NPUs present a compelling proposition to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads, on-device. Per ABI Research, by 2030, over 40% of TinyML shipments will be powered by dedicated embedded AI hardware such as NeuPro-Nano, representing billions of devices annually. In the third quarter, we achieved our first design win for our NeuPro-Nano NPU with a high-volume semiconductor company targeting consumer electronics that already licenses and deploys our Bluetooth IP in their chips. As is evident from this deal, NeuPro-Nano allows us to expand on our strong position in IoT where we have a dominant position in wireless connectivity, as these customers increasingly look to add support for AI to their cost- and power-constrained chips for this market.

●

Our sensor fusion and spatial audio application software allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Our innovative and proven MotionEngine™ software supports a broad range of merchant sensor chips and is processor-agnostic in order to address the requirements of any OEM or semiconductor company that wishes to enhance their customer user experience. The MotionEngine software has already shipped in more than 350 million devices, indicative of its market traction and excellence. Along with our SensPro sensor hub AI DSPs, our licensees now benefit from our capabilities as a one-stop-shop for processing many types of sensors.

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

CURRENT TRENDS

We believe that with digital transformation being a long-term trend that continues drives industries to become connected and intelligent, our ubiquitous technology and collaborative business model present a significant and secular growth prospect. We intend to continue to capitalize on the semiconductor momentum with our portfolio of technologies to enable three main use cases associated with smart edge devices: connect, sense and infer. We focus on four main markets, which are consumer, automotive, industrial and infrastructure, which we believe are large, diversified and represent the greatest opportunities for long-term growth. We will also continue to serve the mobile and PC markets where we have established customers and market presence. We believe our key customers are keenly receptive to our products roadmap around connect, sense and infer, and that they are willing to expand the scope of engagements with us as our roadmap aligns with their technology needs. Furthermore, we anticipate that we can expand our customer base and revenues in Europe and the U.S., as evidenced by our geography revenue split for the second and third quarters of 2024, complementing our strong presence in the APAC region.

We believe our strategy is returning Ceva to year-over-year revenue growth for 2024, with overall revenue now expected to grow 7% to 9% over 2023, versus the 4% to 8% we expected at the beginning of the year. This growth started in the second quarter of 2024, became more evident in the third quarter of the year, is expected to continue in the last quarter of the year. In 2024, we expect our licensing and related revenues business will continue to expand into new markets and use cases in the industrial IoT (IIoT) and consumer IoT, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. On royalties, we expect our connectivity products to continue to show strength in 2024, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines (which recorded 400 million units in the third quarter of 2024), with the initial ramp of automotive ADAS royalties expected in the fourth quarter of the year.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon and Hezbollah, and we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $27.2 million and $77.7 million for the third quarter and first nine months of 2024, respectively, representing an increase of 13% and 6% as compared to the corresponding periods in 2023. The increase in total revenues for the third quarter of 2024 was due to higher licensing and related revenues and higher royalty revenues, as further described below. The increase in total revenues for the first nine months of 2024 was due to higher royalty revenues, offset by lower licensing and related revenues, as further described below.

Our five largest customers accounted for 48% and 44% of our total revenues for the third quarter and first nine months of 2024, respectively, as compared to 53% and 30% for the comparable periods in 2023. Two customers accounted for 13% and 17% of our total revenues for the third quarter of 2024, as compared to three customers that accounted for 14%, 14% and 12% of our total revenues for the third quarter of 2023. One customer accounted for 13% of our total revenues for the first nine months of 2024, as compared to one customer that accounted for 10% of our total revenues for the first nine months of 2023. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 13% and 10% of our total revenues for the first nine months of 2024 and 2023, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2024, and collectively represented 43% of our total royalty revenues for both the third quarter and first nine months of 2024. Two royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2023, and collectively represented 46% and 41% of our total royalty revenues for the third quarter and first nine months of 2023, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Nine Months 2024	First Nine Months 2023	Third Quarter 2024	Third Quarter 2023

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	83%	83%	80%	86%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	17%	17%	20%	14%

Licensing and Related Revenues

Licensing and related revenues were $15.6 million and $44.3 million for the third quarter and first nine months of 2024, respectively, representing an increase of 12% and a decrease of 3%, as compared to the corresponding periods in 2023. The increase in licensing and related revenues for the third quarter of 2024 was mainly due to the signing of number of strategic deals in the third quarter of 2024 for the 5G-Advenced modem markets, including a strategic OEM customer deal for 5G-Advanced satellite communications, partially offset by a decrease from our wireless communications IP portfolio. The decrease in licensing and related revenues for the first nine months of 2024 was mainly due to a decrease in our wireless communications IP portfolio, partially offset by few strategic deals for the 5G-advenced modem markets signed in the first nine months of 2024.

During the quarter, ten IP licensing agreements were concluded, targeting a wide range of end markets and applications, including embedded AI solutions for consumer AIoT devices, 5G-Advanced satellite broadband for infrastructure and terminals, 5G for cellular IoT and V2X, spatial audio for headphones and TWS earbuds, and Bluetooth, Wi-Fi and UWB connectivity for wearables and hearables. Three of the deals signed in the quarter were with OEMs and three deals signed were with first-time customers.

Licensing and related revenues accounted for 57% of our total revenues for both the third quarter and first nine months of 2024, as compared to 58% and 62% for the comparable periods of 2023.

Royalty Revenues

Royalty revenues were $11.6 million and $33.5 million for the third quarter and first nine months of 2024, respectively, representing an increase of 15% and 22%, as compared to the corresponding periods in 2023. The third quarter and first nine months of 2024 included revenue of $0.3 million and $2.0 million, respectively, following the resolution of royalty audits. Excluding these amounts, the third quarter and first nine months of 2024 would have been up by 12% and 14%, respectively, as compared to the comparable periods of 2023. Royalty revenues accounted for 43% of our total revenues for both the third quarter and first nine months of 2024, as compared to 42% and 38% for the comparable periods of 2023. The increase in royalty revenues for both the third quarter and first nine months of 2024 are attributed to the continued strength in consumer and industrial IoT end markets, which helped us to achieve 15% year-over-year royalty revenue growth and delivered the second highest quarterly unit shipments in Ceva’s history of 522 million units. Cellular IoT units were at an all-time record high, while Bluetooth and Wi-Fi continued to be very robust. Overall, combined shipments of Bluetooth, Wi-Fi and cellular IoT surpassed 400 million units in a quarter for the first time, an impressive milestone for our IoT connectivity product line. Moreover, we saw sequential and year-over-year growth of TVs and PCs powered by our sensor fusion software. Our customers reported sales of 522 million and 1,354 million chipsets incorporating our technologies for the third quarter and first nine months of 2024, respectively, an increase of 4% and 16% from the corresponding periods in 2023 for actual shipments reported.

The five largest royalty-paying customers accounted for 61% and 60% of our total royalty revenues for the third quarter and first nine months of 2024, respectively, as compared to 60% and 55% for the comparable periods of 2023.

Geographic Revenue Analysis

	Nine Months 2024				Nine Months 2023				Third Quarter 2024		Third Quarter 2023
	(in millions, except percentages)
United States		$12.0		15%		$5.7		8%	$8.1	30%		$1.6		7%
Europe and Middle East		$11.6		15%		$10.5		14%	$2.7	10%		$5.6		23%
Asia Pacific (1) (2)		$54.0		70%		$56.6		77%	$16.4	60%		$16.9		70%
Other		$0.0		0%		$0.5		1%	$—	—		$0.0		0%

(1) China		$39.7		51%		$43.0		59%	$10.7	39%		$12.5		52%
(2) South Korea	$	*	)	* )	$	*	)	* )	$3.0	11%	$	*	)	* )

*) Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $4.0 million and $9.4 million for the third quarter and first nine months of 2024, respectively, as compared to $2.4 million and $9.4 million for the comparable periods of 2023. Cost of revenues accounted for 15% and 12% of our total revenues for the third quarter and first nine months of 2024, respectively, as compared to 10% and 13% for the comparable periods of 2023. The increase for the third quarter of 2024 principally reflected higher strategically beneficial customization work associated with the strategic 5G-Advanced deals we signed recently, as well as higher third-party IP costs (associated mainly with the Mobile and Infrastructure technology customers), higher revenue and the cost of unit shipments related to our sensor fusion chip business, and higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the IIA). Included in cost of revenues for the third quarter and first nine months of 2024 was a non-cash equity-based compensation expense of $176,000 and $570,000, respectively, as compared to $216,000 and $636,000 for the comparable periods of 2023.

Gross Margin

Gross margin for the third quarter and first nine months of 2024 was 85% and 88%, respectively, as compared to 90% and 87% for the comparable periods of 2023. The decrease for the third quarter of 2024 mainly reflected higher cost of revenues as set forth above, offset by higher total revenues. The increase for the first nine months of 2024 mainly reflected higher total revenues. The gross margin for the third quarter and first nine months of 2023 reflects historical period on a re-cast basis excluding the Intrisix business as a discontinued operation, is also illustrative of our decision to return to pure IP licensing and royalty business model.

Operating Expenses

Total operating expenses were $25.9 million and $75.9 million for the third quarter and first nine months of 2024, respectively, as compared to $24.4 million and $74.5 million for the comparable periods of 2023. The net increase for both the third quarter and first nine months of 2024 principally reflected higher allowance for credit losses.

Research and Development Expenses, Net

Total research and development expenses, net were $18.0 million and $54.7 million for the third quarter and first nine months of 2024, respectively, as compared to $17.8 million and $54.5 million for the comparable periods of 2023. The slight increase for the third quarter of 2024 principally reflected higher retention costs and higher project related costs, partially offset by higher allocation of customization work for our licensees to cost of revenues. The slight increase for the first nine months of 2024 principally reflected lower research grants received, mainly from the IIA, and lower allocation of customization work for our licensees to cost of revenues, partially offset by lower project related costs. Included in research and development expenses for the third quarter and first nine months of 2024 were non-cash equity-based compensation expenses of $2,421,000 and $6,866,000, respectively, as compared to $2,257,000 and $6,703,000 for the comparable periods of 2023. Research and development expenses as a percentage of our total revenues were 66% and 70% for the third quarter and first nine months of 2024, respectively, as compared to 74% for both the comparable periods of 2023. The percentage decrease for both the third quarter and first nine months of 2024, as compared to the comparable periods of 2023, was mainly due to higher revenues.

The number of research and development personnel was 326 at September 30, 2024, as compared to 322 at September 30, 2023.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.1 million and $9.0 million for the third quarter and first nine months of 2024, respectively, as compared to $2.9 million and $8.2 million for the comparable periods of 2023. The slight increase for the third quarter of 2024 principally reflected higher commission expenses. The increase for the first nine months of 2024 principally reflected higher commission expenses as well as higher sales training and higher marketing and trade shows events. Included in sales and marketing expenses for the third quarter and first nine months of 2024 were non-cash equity-based compensation expenses of $491,000 and $1,307,000, respectively, as compared to $478,000 and $1,305,000 for the comparable periods of 2023. Sales and marketing expenses as a percentage of our total revenues were 11% and 12% for the third quarter and first nine months of 2024, respectively, as compared to 12% and 11% for the comparable periods of 2023.

The total number of sales and marketing personnel was 32 at September 30, 2024, as compared to 34 at September 30, 2023.

General and Administrative Expenses

Our general and administrative expenses were $4.6 million and $11.8 million for the third quarter and first nine months of 2024, respectively, as compared to $3.6 million and $11.3 million for the comparable periods of 2023. The increase for the third quarter of 2024 primarily reflected higher allowance for credit losses and higher professional services costs. The increase for the first nine months of 2024 primarily reflected higher allowance for credit losses. Included in general and administrative expenses for the third quarter and first nine months of 2024 were non-cash equity-based compensation expenses of $1,120,000 and $2,936,000, respectively, as compared to $1,018,000 and $2,787,000 for the comparable periods of 2023. General and administrative expenses as a percentage of our total revenues were 17% and 15% for the third quarter and first nine months of 2024, respectively, as compared to 15% for both the comparable periods of 2023.

The number of general and administrative personnel was 45 at September 30, 2024, as compared to 51 at September 30, 2023.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.4 million for the third quarter and first nine months of 2024, respectively, as compared to $0.1 million and $0.4 million for the comparable periods of 2023. The amortization charges for the third quarter and first nine months of 2024 and 2023 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	Nine Months 2024	Nine Months 2023	Third Quarter 2024	Third Quarter 2023
Financial income, net	$4.96	$3.50	$2.30	$0.92
of which:
Interest income and gains and losses from marketable securities, net	$4.44	$3.11	$1.50	$0.89
Foreign exchange gain	$0.52	$0.39	$0.80	$0.03

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2024 principally reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange gain of $0.80 million and $0.52 million for the third quarter and first nine months of 2024, respectively, as compared to foreign exchange gain of $0.03 million and $0.39 million for the comparable periods of 2023.

Remeasurement of Marketable Equity Securities

We recorded an income of $21,000 and a loss of $97,000 for the third quarter and first nine months of 2024, respectively, as compared to an income of $160,000 and a loss of $76,000 for the comparable periods of 2023, related to remeasurement of marketable equity securities, which we hold at cost. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.0 million and $4.3 million for the third quarter and first nine months of 2024, respectively, as compared to $1.1 million and $3.1 million for the comparable periods of 2023. The increase for the first nine months of 2024 primarily reflected higher withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities and the effect of the capitalization of R&D expenditures under IRC Section 174, partially offset by lower tax expenses on income generated in our French subsidiary (under the French IP Box regime).

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had approximately $13.2 million in cash and cash equivalents, $2.0 million in bank deposits, and $142.9 million in marketable securities, totaling $158.1 million, as compared to $166.5 million at December 31, 2023. The decrease for the first nine months of 2024 principally reflected cash used in operating activities and funds used to repurchase 343,604 shares of common stock for an aggregate consideration of approximately $7.5 million, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $158.1 million, $133.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2024, we invested $41.3 million of cash in marketable securities with maturities up to 30 months from the balance sheet date. In addition, during the same period, marketable securities were sold or redeemed for cash amounting to $34.4 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first nine months of 2024 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

Operating Activities

Cash used in operating activities for the first nine months of 2024 was $4.6 million and consisted of net loss of $7.0 million, adjustments for non-cash items of $13.6 million, and changes in operating assets and liabilities of $11.2 million. Adjustments for non-cash items primarily consisted of $3.0 million of depreciation and amortization of intangible assets, and $11.7 million of equity-based compensation expenses, partially offset by $0.7 million of amortization of premiums on available-for-sale marketable securities and $0.5 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $7.8 million, and an increase in prepaid expenses and other assets of $3.7 million (mainly related to unbilled receivables of $2.7 million classified as “other long-term assets” in the Interim Condensed Consolidated Balance Sheets).

Cash used in operating activities for the first nine months of 2023 was $11.1 million and consisted of net loss of $15.6 million, adjustments for non-cash items of $16.1 million, and changes in operating assets and liabilities of $11.6 million. Adjustments for non-cash items primarily consisted of $3.9 million of depreciation and amortization of intangible assets (including $1.1 million from discontinued operations), and $12.3 million of equity-based compensation expenses. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $0.8 million, an increase in prepaid expenses and other assets of $2.0 million (mainly as a result of an increase in applicable French research tax credits), an increase in deferred taxes, net of $1.5 million, a decrease in trade payables of $0.8 million, a decrease in accrued payroll and related benefits of $6.2 million (mainly as a result of a yearly bonus payments), and a decrease of income tax payable of $1.4 million, partially offset by an increase in deferred revenues of $1.0 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2024 was $1.1 million, compared to $7.2 million of net cash provided by investing activities for the comparable period of 2023. We had a cash outflow of $41.3 million and a cash inflow of $34.4 million with respect to investments in marketable securities during the first nine months of 2024, as compared to a cash outflow of $10.5 million and a cash inflow of $19.5 million with respect to investments in marketable securities during the first nine months of 2023. For the first nine months of 2024, we had net proceeds of $8.0 million from bank deposits, as compared to net proceeds of $4.0 million from bank deposits for the comparable period of 2023. We had a cash outflow of $1.9 million and $2.1 million during the first nine months of 2024 and 2023, respectively, from purchase of property and equipment. For the first nine months of 2024, we had a cash inflow of $0.5 million in connection with the sale of Intrinsix, and a cash outflow of $0.8 million for the acquisition of a Greek-based company. For the first nine months of 2023, we had a cash outflow of $3.6 million for the acquisition of the VisiSonics business.

Financing Activities

Net cash used in financing activities for the first nine months of 2024 was $4.6 million, as compared to net cash provided by financing activities in the amount of $0.4 million for the comparable period of 2023.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and November 2024. During the first nine months ended September 30, 2024, we repurchased 343,604 shares of common stock at an average purchase price of $21.70 per share for an aggregate purchase price of $7,456. During the first nine months ended September 30, 2023, we repurchased 135,078 shares of common stock at an average purchase price of $22.23 per share for an aggregate purchase price of $3,003. As of September 30, 2024, we had 356,396 shares available for repurchase, with 700,000 additional shares being approved by our board of directors for repurchase on November 7, 2024, bringing the aggregate to approximately 1,056,000 shares available for repurchase as of that date.

During the first nine months of 2024, we received $2.9 million from the exercise of stock-based awards, as compared to $3.4 million received for the comparable period of 2023.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $802,000 and $523,000 for the third quarter and first nine months of 2024, respectively, and a foreign exchange gain of $34,000 and $390,000 for the comparable periods of 2023.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2024, we recorded accumulated other comprehensive loss of $20,000 and $966,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2023, we recorded accumulated other comprehensive loss of $77,000 and $132,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2024, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $22,000, which will be recorded in the consolidated statements of income (loss) during the following one month. We recognized a net gain of $160,000 and $767,000 for the third quarter and first nine months of 2024, respectively, and a net loss of $299,000 and $873,000 for the comparable periods of 2023, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of September 30, 2024, the unrealized losses associated with our investments were approximately $1.1 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the third quarter and first nine months of 2024. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.50 million and $4.44 million for the third quarter and first nine months of 2024, respectively, as compared to $0.89 million and $3.11 million for the comparable periods of 2023. The increase in interest income, and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2024 reflected higher combined bank deposits and marketable securities balances held (mainly because of cash received from the sale of Intrinsix in October 2023) and higher yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2024 to July 31, 2024)	__	__	__	542,697
Month #2 (August 1, 2024 to August 31, 2024)	75,552	$21.49	75,552	467,145
Month #3 (September 1, 2024 to September 30, 2024)	110,749	$23.09	110,749	356,396
TOTAL	186,301	$22.44	186,301	356, 396	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and November 2024.

(2)

The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program. 700,000 additional shares were approved for repurchase by our board of directors on November 7, 2024, bringing the aggregate to approximately 1,056,000 shares available for repurchase as of that date.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from CEVA, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, INC.

Date: November 8, 2024	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: November 8, 2024	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)