Form 10-Q
period 2025-03-31
CEVA INC
filed 2025-05-08
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,916,361 of common stock, $0.001 par value, as of May 5, 2025.

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of Ceva to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●

Our belief that we power the connectivity, sensing and inference capabilities in today’s most advanced smart edge products across large, diversified markets covering the consumer Internet-of-Things (IoT), automotive, industrial and infrastructure markets, and that such markets represent significant opportunities for growth that together with the mobile and personal computing (PC) markets, will represent a $5 billion total addressable market by 2027 based on our research;

●

Our belief that we have the broadest portfolio of comprehensive wireless communications and sensing and Edge AI IP platforms and embedded software solutions that address some of the most important megatrends, including 5G expansion, generative AI, embedded AI, industrial automation and vehicle electrification, and our belief in the continued interest in our IP portfolio due to these trends, in both traditional and new areas;

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

●

Our belief that our PentaG2 platform, including the recently announced Ceva-XC22 multi-thread DSP, ensures we offer one of the most comprehensive baseband processor IP platforms in the industry today, and that our 5G IP provides newcomers and incumbents with a customizable solution to address the need for 5G, 5G Advanced and other communications in data centers and infrastructure, and our expectation that we will expand our market share in wireless communication IP and generate a meaningful, long-term royalty stream in the years to come;

●

Our belief that the high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offer an incremental growth segment for our Bluetooth, Audio AI DSPs and software IP, and our belief in the capabilities of our RealSpace Spatial Audio & Head Tracking Solution and ClearVox voice input software to enhance the user experience and offer premium features;

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

●

Our belief that AI is rapidly making its way into IoT devices, and that our recently announced NeuPro-Nano family of AI NPUs present a compelling position to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads on-device, and that based on research from ABI Research, by 2030, over 50% of TinyML shipments will be powered by dedicated TinyML hardware, representing billions of devices annually;

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

●

Our belief that our ubiquitous technology and collaborative business model present a significant and secular growth prospect as digital transformation continues to drive industries to become connected and intelligent;

●

Our intention to continue to capitalize on the semiconductor momentum with our portfolio of technologies to enable three main use cases associated with smart edge devices – connect, sense and infer, and to focus on four main markets which include consumer IoT, automotive, industrial and infrastructure, and our belief that such markets are large, diversified and represent the greatest opportunities for long-term growth;

●

Any statements or guidance regarding sales trends and financial results for 2025 and other future periods, including our lowered revenue guidance for 2025, our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that we expect our licensing and related revenues business will continue to expand into new markets and use cases for industrial IoT (IIoT) and consumer IoT devices, that we expect our connectivity products to continue to show strength in royalties in 2025, that we remain optimistic about the long-term potential of our royalty business supported by continued demand and steady market optimism, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to Asia Pacific in particular, and that we can expand our customer base and revenues in Europe and the U.S.;

●

Our expectations around the impact of elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs, export controls or other trade measures on our business, our customers, the markets in which we compete and the global economy;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$18,814	$18,498
Short-term bank deposits	2,053	2,029
Marketable securities	137,481	143,117
Trade receivables (net of allowance for credit losses of $2,626 at both March 31, 2025 and December 31, 2024)	40,819	37,209
Prepaid expenses and other current assets	17,818	15,488
Total current assets	216,985	216,341
Long-term assets:
Severance pay fund	7,132	7,161
Deferred tax assets, net	1,171	1,456
Property and equipment, net	6,578	6,877
Operating lease right-of-use assets	5,281	5,811
Goodwill	58,308	58,308
Intangible assets, net	1,669	1,877
Investments in marketable equity securities	258	312
Other long-term assets	12,609	10,805
Total long-term assets	93,006	92,607
Total assets	$309,991	$308,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,527	$1,125
Deferred revenues	2,954	3,599
Accrued expenses and other payables	5,514	6,243
Accrued payroll and related benefits	16,131	16,964
Operating lease liabilities	2,003	2,598
Total current liabilities	29,129	30,529
Long-term liabilities:
Accrued severance pay	7,395	7,365
Operating lease liabilities	2,829	2,963
Other accrued liabilities	1,506	1,535
Total long-term liabilities	11,730	11,863
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 23,915,220 and 23,756,255 shares issued at March 31, 2025 and December 31, 2024, respectively. 23,915,220 and 23,626,865 shares outstanding at March 31, 2025 and December 31, 2024, respectively	24	24
Additional paid in-capital	262,857	259,891
Treasury stock at cost (0 and 129,390 shares of common stock at March 31, 2025, and December 31, 2024, respectively)	—	(3,222)
Accumulated other comprehensive loss	(1,108)	(1,330)
Retained earnings	7,359	11,193
Total stockholders’ equity	269,132	266,556
Total liabilities and stockholders’ equity	$309,991	$308,948

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2025	2024
Revenues:
Licensing and related revenue	$15,042	$11,414
Royalties	9,203	10,658
Total revenues	24,245	22,072
Cost of revenues	3,487	2,503
Gross profit	20,758	19,569
Operating expenses:
Research and development, net	17,609	17,991
Sales and marketing	3,449	2,816
General and administrative	3,933	3,572
Amortization of intangible assets	149	150
Total operating expenses	25,140	24,529
Operating loss	(4,382)	(4,960)
Financial income, net	2,100	1,257
Remeasurement of marketable equity securities	(54)	(60)
Loss before taxes on income	(2,336)	(3,763)
Income tax expense	991	1,685
Net loss	$(3,327)	$(5,448)

Basic and diluted net loss per share	$(0.14)	$(0.23)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,764	23,508

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2025	2024

Net loss:	$(3,327)	$(5,448)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains	658	200
Reclassification adjustments for gains included in net loss	—	(4)
Net change	658	196
Cash flow hedges:
Changes in unrealized losses	(286)	(195)
Reclassification adjustments for gains included in net loss	(80)	(380)
Net change	(366)	(575)
Other comprehensive income (loss) before tax	292	(379)
Income tax expense related to components of other comprehensive income (loss)	70	12
Other comprehensive income (loss), net of taxes	222	(391)
Comprehensive loss	$(3,105)	$(5,839)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended March 31, 2025	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24	$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—	—	—	—	(3,327)	(3,327)
Other comprehensive income, net	—	—	—	—	222	—	222
Equity-based compensation	—	—	4,323	—	—	—	4,323
Issuance of common stock upon exercise of stock-based awards	158,965	—	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	129,390	—	(2,715)	3,222	—	(507)	—
Balance as of March 31, 2025	23,915,220	$24	$262,857	$—	$(1,108)	$7,359	$269,132

	Common stock
Three months ended March 31, 2024	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23	$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—	—	—	—	(5,448)	(5,448)
Other comprehensive loss, net	—	—	—	—	(391)	—	(391)
Equity-based compensation	—	—	3,571	—	—	—	3,571
Purchase of treasury stock	(56,872)	—	—	(1,278)	—	—	(1,278)
Issuance of treasury stock upon exercise of stock-based awards	197,546	1	(2,744)	4,370	—	(73)	1,554
Balance as of March 31, 2024	23,581,522	$24	$252,927	$(2,528)	$(2,720)	$14,646	$262,349

(*)         Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,327)	$(5,448)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	651	700
Amortization of intangible assets	208	278
Equity-based compensation	4,323	3,571
Realized gain on sale of available-for-sale marketable securities	—	(4)
Accretion of discount on available-for-sale marketable securities	(249)	(191)
Unrealized foreign exchange (gain) loss	(574)	165
Remeasurement of marketable equity securities	54	60
Changes in operating assets and liabilities:
Trade receivables, net	(3,473)	(3,003)
Prepaid expenses and other assets	(3,712)	(3,194)
Operating lease right-of-use assets	530	274
Accrued interest on bank deposits	(24)	(106)
Deferred tax, net	215	358
Trade payables	1,361	433
Deferred revenues	(645)	(539)
Accrued expenses and other payables	(1,113)	(973)
Accrued payroll and related benefits	(842)	510
Operating lease liability	(850)	(235)
Accrued severance pay, net	63	(6)
Net cash used in operating activities	(7,404)	(7,350)

Cash flows from investing activities:
Purchase of property and equipment	(311)	(904)
Proceeds from the sale of Intrinsix	—	540
Asset acquisition	—	(753)
Investment in available-for-sale marketable securities	(29,117)	(12,653)
Proceeds from maturity of available-for-sale marketable securities	35,660	14,080
Proceeds from sale of available-for-sale marketable securities	—	4,789
Net cash provided by investing activities	6,232	5,099

Cash flows from financing activities:
Purchase of treasury stock	—	(1,278)
Proceeds from exercise of stock-based awards	1,358	1,554
Net cash provided by financing activities	1,358	276
Effect of exchange rate changes on cash and cash equivalents	130	(90)
Increase (decrease) in cash and cash equivalents	316	(2,065)
Cash and cash equivalents at the beginning of the period	18,498	23,287
Cash and cash equivalents at the end of the period	$18,814	$21,222

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,703	$873
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$41	$200
Right-of-use assets obtained in the exchange for operating lease liabilities	$87	$303

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

As of March 31, 2025, the allowance for credit losses amounted to $2,626. During the three-month period ending on that date, the Company did not record any further allowance for credit losses.

The Company has no off-balance-sheet concentration of credit risk.

Accounting Standards Recently Issued, Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

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

In January 2024, the Company acquired a privately held, Greece-based radio frequency design company (now operating under the name “Ceva Technologies Single Member Private Company”). Under the terms of the purchase agreement, the Company agreed to pay an aggregate of approximately $753 paid at closing and approximately $2,100 contingent on continued employment and certain performance milestones. During the first quarter of 2025, the Company paid $425 toward this contingent amount. The Company has accounted for the acquisition as an asset acquisition. As such, the total purchase consideration was allocated to the assets acquired.

NOTE 4:	REVENUE RECOGNITION

Under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606”), an entity recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on significant license customization contracts that are in the scope of ASC 606 by using cost inputs to measure progress toward completion of its performance obligations.

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

	Remainder of 2025	2026	2027 and thereafter
Licensing and related revenues	$10,793	$3,119	$93

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Three months ended March 31, 2025 (unaudited)			Three months ended March 31, 2024 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$2,415	$1,204	$3,619	$383	$2,155	$2,538
Europe and Middle East	506	978	1,484	601	911	1,512
Asia Pacific	12,121	7,021	19,142	10,417	7,592	18,009
Other	—	—	—	13	—	13
Total	$15,042	$9,203	$24,245	$11,414	$10,658	$22,072

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$13,513	$6,932	$20,445	$10,067	$7,939	$18,006
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	1,529	2,271	3,800	1,347	2,719	4,066
Total	$15,042	$9,203	$24,245	$11,414	$10,658	$22,072

Timing of revenue recognition
Products transferred at a point in time	$11,390	$9,203	$20,593	$9,453	$10,658	$20,111
Products and services transferred over time	3,652	—	3,652	1,961	—	1,961
Total	$15,042	$9,203	$24,245	$11,414	$10,658	$22,072

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024

Currents assets (classified under “Trade receivables”):
Trade receivables	$15,088	$15,969
Unbilled receivables (associated with licensing and related revenue)	17,274	8,266
Unbilled receivables (associated with royalties)	8,457	12,974
Total current assets	40,819	37,209

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenue)	2,668	2,583

Deferred revenues (short-term contract liabilities)	2,954	3,599

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

During the three months ended March 31, 2025, the Company recognized $1,114 that was included in deferred revenues (short-term contract liability) balance at January 1, 2025.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

March 31, 2025 (Unaudited)
Weighted average remaining lease term (years)	4.58
Weighted average discount rates	3.89%

Total operating lease cost and cash payments for operating leases were as follows:

	Three months ended March 31,
	2025	2024
	(unaudited)	(unaudited)

Operating lease cost	$710	$663
Cash payments for operating leases	989	622

Maturities of lease liabilities are as follows:

The remainder of 2025	$1,725
2026	1,082
2027	808
2028	445
2029	327
2030 and thereafter	840
Total undiscounted cash flows	5,227
Less imputed interest	395
Present value of lease liabilities	$4,832

During  March 2025, the Company signed an operating lease agreement for new offices in Israel, resulting in an additional lease commitment of approximately $9,900. As of March 31, 2025, the lease has not yet commenced. The lease is expected to commence during 2025, and will remain in effect until December 30, 2035, with an option to extend the lease for an additional period of up to 5 years, subject to the conditions of the lease agreement.

NOTE 6:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2025 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$39,596	$51	$(310)	$39,337

Available-for-sale - matures after one year through three years:
Corporate bonds	98,714	335	(905)	98,144
Total
	$138,310	$386	$(1,215)	$137,481

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$61,113	$41	$(146)	$61,008

Available-for-sale - matures after one year through three years:
Corporate bonds	83,491	221	(1,603)	82,109

Total	$144,604	$262	$(1,749)	$143,117

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2025, and December 31, 2024, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2025 (unaudited)	$24,160	$(97)	$37,121	$(1,118)
As of December 31, 2024	$28,762	$(160)	$61,996	$(1,589)

As of March 31, 2025, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Three months ended March 31,
	2025	2024
	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$9
Gross realized losses from sale of available-for-sale marketable securities	$—	$(5)

NOTE 7:	FAIR VALUE MEASUREMENT

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

Description	March 31, 2025 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$137,481	$—	$137,481	$—
Investments in marketable equity securities	258	258	—	—

Liabilities:
Foreign exchange contracts	366	—	366	—

Description	December 31, 2024	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$143,117	$—	$143,117	$—
Investments in marketable equity securities	312	312	—	—

NOTE 8:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that are supplemental to those disclosed in these interim condensed consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income as shown in our interim condensed consolidated statements of loss. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in these interim condensed consolidated financial statements.

a.	Summary information about geographic areas:

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Revenues based on customer location:
United States	$3,619	$2,538
Europe and Middle East	1,484	1,512
Asia Pacific (1)	19,142	18,009
Other	—	13
	$24,245	$22,072

(1) China	$16,066	$13,592

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	March 31, 2025 (unaudited)	December 31, 2024
Long-lived assets by geographic region:
Israel	$6,095	$6,788
France	1,823	1,916
United States	1,646	1,716
Greece	1,037	984
Other	1,258	1,284
	$11,859	$12,688

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Three months ended March 31,
	2025 (unaudited)		2024 (unaudited)

Customer A	24%		14%
Customer B	*	)	15%

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	March 31, 2025 (unaudited)	31 December, 2024

Customer A	28%	24%
Customer B	11%	* )
Customer C	* )	12%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 9:	FINANCIAL INCOME, NET

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)

Interest income	$1,251	$1,255
Gain (loss) on available-for-sale marketable securities, net	—	4
Amortization of discount (premium) on available-for-sale marketable securities, net	249	191
Foreign exchange gain (loss), net	600	(193)
Total	$2,100	$1,257

NOTE 10:	NET LOSS PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Numerator:
Net loss	$(3,327)	$(5,448)
Denominator (in thousands):
Basic and diluted weighted-average common stock outstanding	23,764	23,508

Basic and diluted net loss per share	$(0.14)	$(0.23)

The total number of shares related to outstanding equity-based awards was 1,843,440 and 1,560,454 for the three months ended March 31, 2025 and 2024, respectively, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 11:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company has historically granted a mix of stock options, stock appreciation rights (“SARs”) capped with a ceiling and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. As of March 31, 2025, and December 31, 2024, there were no outstanding or exercisable SARs left.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the three months ended March 31, 2025, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	84,025	$22.45	2.7	$765
Granted	—	—
Exercised	(13,000)	19.43
Forfeited or expired	—	—
Outstanding as of March 31, 2025 (unaudited)	71,025	$23.00	2.9	$228
Exercisable as of March 31, 2025 (unaudited)	48,689	$24.07	1.6	$117

As of March 31, 2025, there was $216 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.9 years.

An RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors, which has historically been granted on or about July 1 of each year, will be made following a director’s election or re-election to the Board at the Company’s annual meeting, and fully vest on the first-year anniversary of the grant date instead of over a two-year period.

On February 10, 2025, the Compensation Committee of the Board (the “Committee”) granted 34,612, 15,575, 13,844 and 13,844 RSUs, effective as of February 14, 2025, to each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Commercial Officer (“CCO”), respectively, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The RSU awards vest 33.4% on February 14, 2026, 33.3% on February 14, 2027 and 33.3% on February 14, 2028.

Also, on February 10, 2025, the Committee granted 51,918, 10,383, 9,229 and 9,229 performance-based stock units (“PSUs”), effective as of February 14, 2025, to each of the Company’s CEO, CFO, COO and CCO, respectively, pursuant to the 2011 Plan. The performance goals for the PSUs with specified weighting are as follows:

Weighting	Goals
50%

Vesting of the full 50% of the PSUs occurs if the Company achieves the 2025 license and related revenue target approved by the Board (the “2025 License Revenue Target”). The vesting threshold is achievement of 90% of the 2025 License Revenue Target. If the Company’s achievement of the 2025 License Revenue Target is above 90% but less than 99% of the 2025 License Revenue Target, 91% to 99% of the eligible PSUs would be subject to vesting. If the Company’s actual result exceeds 100% of the 2025 License Revenue Target, every 1% increase of the 2025 License Revenue Target, up to 110%, would result in an increase of 7% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 10% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2025 is greater than the S&P Semiconductors Select Industry index (the “S&P index”). The vesting threshold is if the return on the Company’s stock for 2025 is at least 90% of the S&P index. If the return on the Company’s stock, in comparison to the S&P index, is above 90% but less than 99% of the S&P index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the S&P index, every 1% increase in comparison to the S&P index, up to 110%, would result in an increase of 7% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 10% of the eligible PSUs for the Company’s CEO.

25%

Vesting of the full 25% of the PSUs occurs if the Company achieves positive total shareholder return whereby the return on the Company’s stock for 2025 is greater than the Russell 2000 index (the “Russell index”). The vesting threshold is if the return on the Company’s stock for 2025 is at least 90% of the Russell index. If the return on the Company’s stock, in comparison to the Russell index, is above 90% but less than 99% of the Russell index, 91% to 99% of the eligible PSUs would be subject to vesting. If the return on the Company’s stock exceeds 100% of the Russell index, every 1% increase in comparison to the Russell index, up to 110%, would result in an increase of 7% of the eligible PSUs for the Company’s CFO, COO and CCO and an increase of 10% of the eligible PSUs for the Company’s CEO.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Accordingly, assuming maximum achievement of the performance goals set forth above, PSUs representing an additional 100%, meaning an additional 51,918, would be eligible for vesting of the Company’s CEO, and an additional 70%, meaning an additional 7,268, 6,460 and 6,460, would be eligible for vesting for each of the Company’s CFO, COO and CCO, respectively.

Subject to achievement of the thresholds the above performance goals for 2025, the PSUs vest 33.4% on February 14, 2026, 33.3% on February 14, 2027, and 33.3% on February 14, 2028.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2025, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2024	1,603,508	$21.01
Granted	426,957	25.56
Vested	(213,628)	26.92
Forfeited or expired	(44,422)	17.63
Unvested as of March 31, 2025 (unaudited)	1,772,415	$22.83

As of March 31, 2025, there was $27,392 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Cost of revenue	$159	$203
Research and development, net	2,466	2,007
Sales and marketing	566	365
General and administrative	1,132	996
Total equity-based compensation expense	$4,323	$3,571

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31
	2025 (unaudited)			2024 (unaudited)
Expected dividend yield		0%		0%
Expected volatility	41%	-	48%	46%
Risk-free interest rate	4.2%	-	4.4%	5.3%
Contractual term of up to (months)		6		6

NOTE 12:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $16,950. There were no open Hedging Contracts as of December 31, 2024.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2025 (unaudited)	December 31, 2024
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$96	$—
Foreign exchange forward contracts	270	—
Total	$366	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(96)	$—
Foreign exchange forward contracts	(190)	(195)
	$(286)	$(195)

The net (gains) losses reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	(80)	(380)
	$(80)	$(380)

The Company recorded in cost of revenues and operating expenses a net gain of $80 and $380 during the three months ended March 31, 2025 and 2024, respectively, related to its Hedging Contracts.

NOTE 13:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2025 (unaudited)			Three months ended March 31, 2024 (unaudited)
	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available-for- sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,330)	$—	$(1,330)	$(3,317)	$988	$(2,329)
Other comprehensive income (loss) before reclassifications	588	(286)	302	188	(195)	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(80)	(80)	(4)	(380)	(384)
Net current period other comprehensive income (loss)	588	(366)	222	184	(575)	(391)
Ending balance	$(742)	$(366)	$(1,108)	$(3,133)	$413	$(2,720)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2025 (unaudited)	2024 (unaudited)
Unrealized gains (losses) on cash flow hedges	$2	$8	Cost of revenues
	67	324	Research and development
	3	9	Sales and marketing
	8	39	General and administrative
	80	380	Total, before income taxes
	—	—	Income tax expense (benefit)
	80	380	Total, net of income taxes
Unrealized gains (losses) on available-for-sale marketable securities	—	4	Financial income (loss), net
	—	—	Income tax benefit
	—	4	Total, net of income taxes
	$80	$384	Total, net of income taxes

NOTE 14:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the first quarter of 2025. During the three months ended March 31, 2024, the Company repurchased 56,872 shares of common stock at an average purchase price of $22.48 per share for an aggregate purchase price of $1,278. As of March 31, 2025, 1,024,781 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

The repurchases of common stock are accounted for as treasury stock, and result in a reduction of stockholders’ equity. When treasury shares are reissued, the Company accounts for the reissuance in accordance with FASB ASC No. 505-30, “Treasury Stock” and charges the excess of the repurchase cost over issuance price using the weighted average method to retained earnings. The purchase cost is calculated based on the specific identification method. In the case where the repurchase cost over issuance price using the weighted average method is lower than the issuance price, the Company credits the difference to additional paid-in capital.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, we are the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. Commanding 67% of the wireless connectivity market share based on IP design revenues in 2023, according to IPnest, we believe we have the industry’s broadest portfolio of comprehensive wireless communications and Edge AI IP platforms and embedded software solutions. We power the connectivity, sensing, and inference capabilities in today’s most advanced smart edge products across four large, diversified markets with significant opportunity for long-term growth, covering consumer IoT, automotive, industrial and infrastructure, as well as the mobile and PC markets where we have well established customers and presence Based on our research, we believe that these sectors will represent a $5 billion total addressable market by 2027. Since 2003, more than 19 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more have been shipped with Ceva IP, with approximately 2 billion products shipped in 2024 alone.

For more than three decades, we have been a trusted partner to hundreds of leading semiconductor and original equipment manufacturer (OEM) companies servicing not just our largest target growth and incumbent markets, but also a wide variety of other end markets and applications, including smart-home, surveillance, robotics and medical. Our transformative semiconductor IP and embedded software offerings are incorporated by customers into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) to enable power-efficient, intelligent, secure and connected devices that connect, sense, and infer - the three critical pillars of the rapidly evolving era of AI-enabled smart edge technology.

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

Ceva is committed to being a responsible and respected global corporate citizen and a more sustainable company in the countries where we have operations and employees. We adhere to our Code of Business Conduct and Ethics and emphasize and focus on environmental controls, resource conservation and recycling and the welfare of our employees.

We believe our portfolio of wireless communications, sensing and Edge AI technologies address some of the most important megatrends, including 5G expansion, generative AI, embedded AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the first quarter of 2025, we concluded eleven IP licensing deals for a range of wireless and smart sensing use cases, including notable strategic licensing deals for our Wi-Fi 7 IP with two of our current highest volume customers. We also signed significant agreements for our NeuPro-M Edge AI NPU with an automotive semiconductor company for their next-generation ADAS solutions and for our RealSpace spatial audio software to be integrated into PC headsets for a leading PC OEM.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, UWB and cellular IoT IP allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 16.5 billion devices annually by 2029 based on research from ABI Research. In the first quarter of 2025, we signed multiple licensing deals for our range of wireless connectivity IP, including a Wi-Fi 7 deal with one of our current highest volume customers, a Wi-Fi 6 / BLE combo deal with a top 10 MCU player and new Bluetooth deals with two of our leading audio customers. Moreover, we believe that Wi-Fi continues to present a significant royalty revenue opportunity, given our leading market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP.

●

We believe our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap is one of the most comprehensive baseband IP platforms in the industry today and provides newcomers and incumbents with a comprehensive solution to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications. Indicative of the demand for our 5G IP, in the first quarter of 2025, we signed a deal with an existing customer for their next generation cellular IoT modem targeting the industrial market. In relation to 5G royalties, we reached a notable milestone in the first quarter, we receiving the first royalty report from a leading U.S. OEM using our technology in their in-house 5G modem. We anticipate this customer will significantly expand our market share in wireless communication IP and generate a meaningful, long-term royalty stream in the years to come.

●

Our PentaG RAN platform for 5G RAN, including the recently announced Ceva-XC22 multi-thread DSP, ensures we offer one of the most comprehensive baseband processor IP platforms in the industry today. Our 5G IP provides newcomers and incumbents with a customizable solution to address the need for 5G, 5G Advanced and other communications in data centers and infrastructure.

●

The high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offer an incremental growth segment for us for our Bluetooth, Audio AI DSPs and software IP. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution and ClearVox voice input software are available to enhance the user experience and offer premium features. In the first quarter, we signed a licensing deal for our RealSpace spatial audio software, which will be integrated into professional headsets and other audio devices from a leading PC OEM.

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

●

Transformer and classic neural networks are increasingly being deployed in a wide range of devices to make these devices “smarter.” Our newest generation family of NeuPro-M AI NPUs present a highly efficient and high-performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud. Per research from Research and Markets, more than 6 billion Edge AI hardware units will ship annually by 2030, illustrating the huge potential of the market. In the first quarter of 2025, we signed an agreement for our NeuPro-M edge AI NPU with Nextchip, an automotive semiconductor manufacturer, for their next-generation ADAS solutions.

●

AI is rapidly making its way into IoT devices, thanks in part to the emergence of embedded AI, including tiny machine learning (TinyML) models, which enable small AI networks to be embedded in Artificial Intelligence of Things (AIoT) devices for sensing use cases including sound, vision, vibration and health monitoring. Our recently announced NeuPro-Nano family of AI NPUs present a compelling proposition to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads, on-device. Per ABI Research, by 2030, over 50% of TinyML shipments will be powered by dedicated embedded AI hardware such as NeuPro-Nano, representing billions of devices annually.

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

Our strategy returned us to year-over-year revenue growth in 2024, with overall revenue growing 10% over 2023, outperforming the 4% to 8% we expected at the beginning of 2024. In 2025, we expect our licensing and related revenues business will continue to expand into new markets and use cases for industrial IoT (IIoT) and consumer IoT devices, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. On royalties, we expect our connectivity products to continue to also show growth in 2025, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines which enjoyed record shipments in 2024 and from an in-house 5G modem powered by our cellular DSP from a leading U.S. mobile OEM that launched its first smartphone based on the modem in the first quarter of 2025.

However, the global economy continues to be impacted by macroeconomic conditions, including as a volatile interest rate environment, ongoing inflation and recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers could delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us, and which could result in lower licensing revenues. In addition, lower consumer demand may result in lower royalty revenues as our customers ship fewer units. These factors may make it difficult for us to forecast and plan future budgetary decisions or business activities accurately. Accordingly, while we do not currently expect our IP solutions will themselves be subject to tariffs, the indirect impact on consumer demand, among other factors, has increased the uncertainty about the year. Given these evolving dynamics, as well as our lower than anticipated revenues for the first quarter, we are adopting a more cautious outlook, and have lowered our revenue guidance for the 2025 fiscal year from around a high-single digits range to a low-single digits range for growth over 2024 annual revenues.

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

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $24.2 million for the first quarter of 2025, representing an increase of 10% as compared to the corresponding period in 2024. The increase in total revenues for the first quarter of 2025 was due to higher licensing and related revenues, offset by lower royalty revenues, as further described below.

Our five largest customers accounted for 56% of our total revenues for the first quarter of 2025, as compared to 45% for the comparable period in 2024. One customer accounted for 24% of our total revenues for the first quarter of 2025, as compared to two customers that accounted for 14% and 15% of our total revenues for the first quarter of 2024. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 24% and 14% of our total revenues for the first three months of 2025 and 2024, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2025 and collectively represented 30% of our total royalty revenues for the first quarter of 2025. Two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2024 and collectively represented 41% of our total royalty revenues for the first quarter of 2024. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2025	First Quarter 2024

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	84%	82%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	16%	18%

Licensing and Related Revenues

Licensing and related revenues were $15.0 million for the first quarter of 2025, representing an increase of 32%, as compared to the corresponding period in 2024. The increase in licensing and related revenues for the first quarter of 2025 was primarily due to the growing adoption of connectivity and inferencing technologies, which are the foundation pillars to our corporate strategy of innovation and market leadership in wireless connectivity, sensing and Edge AI technologies. On the connectivity front, we reinforced our industry leadership by securing several strategic agreements with key Bluetooth and Wi-Fi customers, solidifying our position in their long-term roadmaps by incorporating our new Wi-Fi 7 and Bluetooth 7 IP.

The second pillar enabling Edge AI is the inferencing use case. We signed a significant deal for our high-performance NeuPro-M edge AI NPU with a Korean automotive semiconductor company, for their next-generation ADAS solutions.

As for the sensing use case, we secured multiple deals, most notably an agreement for our RealSpace spatial audio software, which will be integrated into professional headsets and other audio devices from a leading PC OEM. This marks a significant milestone, as it validates the quality and robustness of our spatial audio software solution.

During the quarter, eleven IP licensing agreements were concluded, targeting a wide range of end markets and applications, including Edge AI NPU for automotive ADAS, Wi-Fi 7 connectivity for AIoT, Bluetooth 6 and Wi-Fi 6 for combo connectivity products, 5G cellular IoT for industrial devices, audio for consumer devices and spatial audio for PC headsets. Two of the deals signed were with first-time customers.

Licensing and related revenues accounted for 62% of our total revenues for the first quarter of 2025, as compared to 52% for the comparable period of 2024.

Royalty Revenues

Royalty revenues were $9.2 million for the first quarter of 2025, representing a decrease of 14%, as compared to the corresponding period in 2024. The first quarter of 2024 included revenue of $1.0 million following the resolution of a royalty audit. Excluding this amount, the first quarter of 2025 would have been down by 5% as compared to the comparable period of 2024. Royalty revenues accounted for 38% of our total revenues for the first quarter of 2025, as compared to 48% for the comparable period of 2024. Despite a combination of soft low-cost smartphone shipments and an industrial customer experiencing a slower product ramp-up than in the prior year, shipment volume remained strong. While overall revenues declined for these reasons, we remain optimistic about the long-term potential of our royalty business, supported by continued demand and steady market adoption. Moreover, we received the first royalty report from a leading U.S. OEM using our technology in their in-house 5G modem. We anticipate this customer will significantly expand our market share in wireless communication IP and generate a meaningful, long-term royalty stream in the years to come. Our customers reported sales of 420 million chipsets incorporating our technologies for the first quarter of 2025, an increase of 13% from the corresponding period in 2024 for actual shipments reported.

The five largest royalty-paying customers accounted for 50% of our total royalty revenues for the first quarter of 2025, as compared to 58% for the comparable period of 2024.

Geographic Revenue Analysis

	First Quarter 2025		First Quarter 2024
	(in millions, except percentages)
United States	$3.6	15%	$2.6	11%
Europe and Middle East	$1.5	6%	$1.5	7%
Asia Pacific (1)	$19.1	79%	$18.0	82%
Other	$—	—	$0.0	0%

(1) China	$16.1	66%	$13.6	62%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.5 million for the first quarter of 2025, as compared to $2.5 million for the comparable period of 2024. Cost of revenues accounted for 14% of our total revenues for the first quarter of 2025, as compared to 11% for the comparable period of 2024. The increase for the first quarter of 2025 principally reflected higher strategically beneficial customization work associated with the strategic 5G-Advanced deals we signed in the second half of 2024. Included in cost of revenues for the first quarter of 2025 was a non-cash equity-based compensation expense of $159,000, as compared to $203,000 for the comparable period of 2024.

Gross Margin

Gross margin for the first quarter of 2025 was 86%, as compared to 89% for the comparable period of 2024. The decrease for the first quarter of 2025 mainly reflected higher cost of revenues as set forth above, offset by higher total revenues.

Operating Expenses

Total operating expenses were $25.1 million for the first quarter of 2025, as compared to $24.5 million for the comparable period of 2024. The net increase for the first quarter of 2025 principally reflected higher salaries and employee-related costs, higher professional services costs and higher non-cash equity-based compensation expenses, partially offset by higher allocation of customization work for our licensees to cost of revenues.

Research and Development Expenses, Net

Total research and development expenses, net were $17.6 million for the first quarter of 2025, as compared to $18.0 million for the comparable period of 2024. The decrease for the first quarter of 2025 principally reflected higher allocation of customization work for our licensees to cost of revenues, partially offset by higher non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2025 were non-cash equity-based compensation expenses of $2,466,000, as compared to $2,007,000 for the comparable period of 2024. Research and development expenses as a percentage of our total revenues were 73% for the first quarter of 2025, as compared to 82% for the comparable period of 2024. The percentage decrease for the first quarter of 2025, as compared to the comparable period of 2024, was mainly due to higher revenues.

The number of research and development personnel was 325 at March 31, 2025, as compared to 331 at March 31, 2024.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.4 million for the first quarter of 2025, as compared to $2.8 million for the comparable period of 2024. The increase for the first quarter of 2025 principally reflected higher salaries and employee-related costs, mainly due to a greater number of personnel, as well as higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the first quarter of 2025 were non-cash equity-based compensation expenses of $566,000, as compared to $365,000 for the comparable period of 2024. Sales and marketing expenses as a percentage of our total revenues were 14% for the first quarter of 2025, as compared to 13% for the comparable period of 2024.

The total number of sales and marketing personnel was 34 at March 31, 2025, as compared to 28 at March 31, 2024.

General and Administrative Expenses

Our general and administrative expenses were $3.9 million for the first quarter of 2025, as compared to $3.6 million for the comparable period of 2024. The increase for the first quarter of 2025 primarily reflected higher professional services costs. Included in general and administrative expenses for the first quarter of 2025 were non-cash equity-based compensation expenses of $1,132,000, as compared to $996,000 for the comparable period of 2024. General and administrative expenses as a percentage of our total revenues were 16% for the first quarter of both 2025 and 2024.

The number of general and administrative personnel was 47 at March 31, 2025, as compared to 46 at March 31, 2024.

Amortization of Intangible Assets

Our amortization charges were $0.1 million for the first quarter of both 2025 and 2024. The amortization charges for the first quarter of 2025 and 2024 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	First Quarter 2025	First Quarter 2024
Financial income, net	$2.10	$1.26
of which:
Interest income and gains and losses from marketable securities, net	$1.50	$1.45
Foreign exchange gain	$0.60	$(0.19)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The slight increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange gain of $0.60 million for the first quarter of 2025, as compared to a foreign exchange loss of $0.19 million for the comparable period of 2024.

Remeasurement of Marketable Equity Securities

We recorded a loss of $54,000 for the first quarter of 2025, as compared to a loss of $60,000 for the comparable period of 2024, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.0 million for the first quarter of 2025, as compared to $1.7 million for the comparable period of 2024. The decrease for the first three months of 2025 primarily reflected lower withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities, and lower tax expenses on income generated in our French subsidiary (under the French IP Box regime).

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

We believe that the assumptions and estimates associated with revenue recognition, equity-based compensation and credit losses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

See our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had approximately $18.8 million in cash and cash equivalents, $2.0 million in bank deposits, and $137.5 million in marketable securities, totaling $158.3 million, as compared to $163.6 million at December 31, 2024. The decrease for the first three months of 2025 principally reflected cash used in operating activities.

Out of total cash, cash equivalents, bank deposits and marketable securities of $158.3 million, $134.3 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2025, we invested $29.1 million of cash in marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, marketable securities were redeemed for cash amounting to $35.7 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first three months of 2025 was immaterial. For more information about our marketable securities, see Note 6 to the interim condensed consolidated financial statements for the three months ended March 31, 2025.

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

Operating Activities

Cash used in operating activities for the first three months of 2025 was $7.4 million and consisted of net loss of $3.3 million, adjustments for non-cash items of $4.4 million, and changes in operating assets and liabilities of $8.5 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, and $4.3 million of equity-based compensation expenses, partially offset by $0.2 million of amortization of premiums on available-for-sale marketable securities and $0.6 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.5 million, and an increase in prepaid expenses and other assets of $3.7 million (mainly as a result of payment of a yearly design tool subscription), as well as a decrease in deferred revenues of $0.6 million, a decrease in accrued expenses and other payables of $1.1 million, a decrease in accrued payroll and related benefits of $0.8 million (mainly due to partial yearly bonus payments), partially offset by an increase in trade payables of $1.4 million.

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

Investing Activities

Net cash provided by investing activities for the first three months of 2025 was $6.2 million, compared to $5.1 million of net cash provided by investing activities for the comparable period of 2024. We had a cash outflow of $29.1 million and a cash inflow of $35.7 million with respect to investments in marketable securities during the first three months of 2025, as compared to a cash outflow of $12.7 million and a cash inflow of $18.9 million with respect to investments in marketable securities during the first three months of 2024. We had a cash outflow of $0.3 million and $0.9 million during the first three months of 2025 and 2024, respectively, from purchase of property and equipment. For the first three months of 2024, we had a cash inflow of $0.5 million in connection with the sale of Intrinsix, and a cash outflow of $0.8 million for the acquisition of a Greek-based company.

Financing Activities

Net cash provided by financing activities for the first three months of 2025 was $1.4 million, as compared to net cash provided by financing activities in the amount of $0.3 million for the comparable period of 2024.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and November 2024. There were no repurchases of our common stock during the three months ended March 31, 2025. During the first three months ended March 31, 2024, we repurchased 56,872 shares of common stock at an average purchase price of $22.48 per share for an aggregate purchase price of $1,278. As of March 31, 2025, we had 1,024,781 shares available for repurchase.

During the first three months of 2025, we received $1.4 million from the exercise of stock-based awards, as compared to $1.6 million received for the comparable period of 2024.

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

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $600,000 for the first quarter of 2025, and a foreign exchange loss of $193,000 for the comparable period of 2024.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2025, we recorded accumulated other comprehensive loss of $366,000 from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the first quarter of 2024, we recorded accumulated other comprehensive loss of $575,000 from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2025, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $366,000, which will be recorded in the consolidated statements of income (loss) during the following six months. We recognized a net gain of $80,000 and $380,000 for the first quarter of 2025 and 2024, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of March 31, 2025, the unrealized losses associated with our investments were approximately $0.8 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first quarter of 2025. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.50 million and $1.45 million for the first quarter of 2025 and 2024, respectively. The slight increase in interest income, and gains and losses from marketable securities, net, during the first quarter of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. As of March 31, 2025, our interim condensed consolidated balance sheet includes a provision of approximately $300,000 for these matters. We are not a party to any other litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

Item 1A	RISK FACTORS

We have not identified any material changes to the Risk Factors previously disclosed in Part I—Item IA—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results, except as set forth below. Any of those factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2024, together with all of the other information in this Quarterly Report on Form 10-Q, including in “Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Changes in the U.S. trade environment, including uncertainty over global tariffs and the financial impact of tariffs, as well as economic uncertainty associated with geopolitics, may negatively affect our business, financial condition and results of operations.

The United States has enacted and proposed to enact significant new tariffs, as well as changes to existing tariffs. In addition, changes to U.S. trade policies, treaties and tariffs have resulted and may continue to result in retaliatory tariffs enacted by trading partners in response to such actions. Trade restrictions and rising political tensions could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could negatively impact our customers and other stakeholders. For example, these developments or a perception of these developments could cause our customers or potential customers to delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us, and which could result in lower licensing revenues. In addition, lower consumer demand may result in lower royalty revenues as our customers ship fewer units. All these developments could negatively impact our business, financial condition and results of operations, and may make it difficult for us to forecast and plan future budgetary decisions or business activities accurately.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2025.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
10.1*†	2025 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2025).
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from Ceva, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Portions of exhibit are redacted.

† Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, Inc.

Date: May 8, 2025	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: May 8, 2025	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)