Form 10-Q
period 2025-06-30
CEVA INC
filed 2025-08-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 23,882,243 of common stock, $0.001 par value, as of August 5, 2025.

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

●

Our belief that we have the broadest portfolio of comprehensive wireless communications, sensing, Edge AI IP platforms and embedded software solutions that address some of the most important megatrends, including 5G expansion, generative AI, embedded AI, industrial automation and vehicle electrification, and our belief in the continued interest in our IP portfolio due to these trends, in both traditional and new areas;

●

Our belief that our execution of licensing agreements for the NeuPro family of AI neural processing units (NPUs) represents a pivotal moment for our AI business, and that we have entered the broad adoption phase of our Edge AI NPUs;

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

●

Our belief that our PentaG2 platform and digital signal processors (DSPs) for 5G mobile broadband and 5G RedCap, and our PentaG RAN platform for 5G RAN, including the recently announced Ceva-XC22 multi-thread DSP, are some of the most comprehensive baseband processor IP platforms in the industry today that provide newcomers and incumbents with comprehensive and customizable solutions to address the need for 5G processing for fixed wireless access, satellite communications and a range of connected devices such as robots, cars, smart cities and other devices for industrial applications, as well as 5G, 5G Advanced and other communications in data centers and infrastructure;

●

Our belief that the high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offer an incremental growth segment for our Bluetooth, Audio AI DSPs and NPUs and software IP, and our belief around the capabilities and market adoption of our RealSpace Spatial Audio & Head Tracking Solution;

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

●

Our belief that our newest generation family of NeuPro-M AI NPUs present a highly efficient and high-performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud, and that more than 6 billion Edge AI hardware units will ship annually by 2030 based on research from Research and Markets;

●

Our belief that AI is rapidly making its way into IoT devices in part due to the emergence of embedded AI, including tiny machine learning (TinyML), and that our recently announced NeuPro-Nano family of AI NPUs present a compelling proposition to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads on-device, and that based on research from ABI Research, by 2030, over 50% of TinyML shipments will be powered by dedicated TinyML hardware, representing billions of devices annually;

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

●

Any statements or guidance regarding sales trends and financial results for 2025 and other future periods, including our lowered revenue guidance for 2025, our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that we expect our licensing and related revenues business will continue to expand into new markets and use cases for industrial IoT (IIoT) and consumer IoT devices, that we expect our connectivity products to continue to show strength in royalties in 2025, our expectation that growth in royalties will continue through the rest of 2025, that we remain optimistic about the long-term potential of our royalty business supported by continued demand and steady market optimism, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to Asia Pacific in particular, and that we can expand our customer base and revenues in Europe and the U.S.;

●

Our expectations around the impact of elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs, export controls or other trade measures on our business, our customers, the markets in which we compete and the global economy overall;

●

Our expectations around the impact of future changes in tax laws, regulations, or interpretations in the United States, Israel, France, Ireland, or other jurisdictions where we operate on our effective tax rate and overall tax expense, including the potential for increased withholding tax expenses and changes to preferential tax regimes;

●

Our belief that our cash and cash equivalents, short-term bank deposits and marketable securities, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months; and

●	Our belief that fluctuations in interest rates within our investment portfolio will not have a material effect on our financial position on an annual or quarterly basis.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$29,082	$18,498
Short-term bank deposits	2,854	2,029
Marketable securities	125,568	143,117
Trade receivables (net of allowance for credit losses of $2,626 at both June 30, 2025 and December 31, 2024)	36,683	37,209
Prepaid expenses and other current assets	14,621	15,488
Total current assets	208,808	216,341
Long-term assets:
Severance pay fund	7,864	7,161
Deferred tax assets, net	1,630	1,456
Property and equipment, net	6,484	6,877
Operating lease right-of-use assets	4,645	5,811
Goodwill	58,308	58,308
Intangible assets, net	1,460	1,877
Investments in marketable equity securities	50	312
Other long-term assets	13,593	10,805
Total long-term assets	94,034	92,607
Total assets	$302,842	$308,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,771	$1,125
Deferred revenues	3,212	3,599
Accrued expenses and other payables	4,763	6,243
Accrued payroll and related benefits	12,986	16,964
Operating lease liabilities	1,610	2,598
Total current liabilities	24,342	30,529
Long-term liabilities:
Accrued severance pay	8,155	7,365
Operating lease liabilities	2,755	2,963
Other accrued liabilities	1,698	1,535
Total long-term liabilities	12,608	11,863
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 24,133,325 and 23,756,255 shares issued at June 30, 2025 and December 31, 2024, respectively. 23,847,325 and 23,626,865 shares outstanding at June 30, 2025 and December 31, 2024, respectively	24	24
Additional paid in-capital	267,743	259,891
Treasury stock at cost (286,000 and 129,390 shares of common stock at June 30, 2025, and December 31, 2024, respectively)	(5,874)	(3,222)
Accumulated other comprehensive gain (loss)	344	(1,330)
Retained earnings	3,655	11,193
Total stockholders’ equity	265,892	266,556
Total liabilities and stockholders’ equity	$302,842	$308,948

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Licensing and related revenue	$30,064	$28,692	$15,022	$17,278
Royalties	19,859	21,817	10,656	11,159
Total revenues	49,923	50,509	25,678	28,437
Cost of revenues	7,036	5,436	3,549	2,933
Gross profit	42,887	45,073	22,129	25,504
Operating expenses:
Research and development, net	36,367	36,749	18,758	18,758
Sales and marketing	6,771	5,911	3,322	3,095
General and administrative	8,314	7,109	4,381	3,537
Amortization of intangible assets	299	299	150	149
Total operating expenses	51,751	50,068	26,611	25,539
Operating loss	(8,864)	(4,995)	(4,482)	(35)
Financial income, net	4,221	2,663	2,121	1,406
Remeasurement of marketable equity securities	(262)	(118)	(208)	(58)
Income (loss) before taxes on income	(4,905)	(2,450)	(2,569)	1,313
Income tax expense	2,126	3,289	1,135	1,604
Net loss	$(7,031)	$(5,739)	$(3,704)	$(291)

Basic and diluted net loss per share	$(0.30)	$(0.24)	$(0.15)	$(0.01)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,832	23,568	23,898	23,628

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss:	$(7,031)	$(5,739)	$(3,704)	$(291)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains	1,014	430	356	230
Reclassification adjustments for gains included in net loss	(16)	(10)	(16)	(6)
Net change	998	420	340	224
Cash flow hedges:
Changes in unrealized gains (losses)	1,146	(339)	1,432	(144)
Reclassification adjustments for losses included in net loss	(361)	(607)	(281)	(227)
Net change	785	(946)	1,151	(371)
Other comprehensive income (loss) before tax	1,783	(526)	1,491	(147)
Income tax expense related to components of other comprehensive income (loss)	109	39	39	27
Other comprehensive income (loss), net of taxes	1,674	(565)	1,452	(174)
Comprehensive loss	$(5,357)	$(6,304)	$(2,252)	$(465)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24		$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—		—	—	—	(7,031)	(7,031)
Other comprehensive income, net	—	—		—	—	1,674	—	1,674
Equity-based compensation	—	—		9,225	—	—	—	9,225
Purchase of treasury stock	(300,000)	—	(*)	—	(6,162)	—	—	(6,162)
Issuance of common stock upon exercise of stock-based awards	377,070	—	(*)	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	143,390	—	(*)	(2,731)	3,510	—	(507)	272
Balance as of June 30, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892

	Common stock
Three months ended June 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2025	23,915,220	$24		$262,857	$—	$(1,108)	$7,359	$269,132
Net loss	—	—		—	—	—	(3,704)	(3,704)
Other comprehensive income, net	—	—		—	—	1,452	—	1,452
Equity-based compensation	—	—		4,902	—	—	—	4,902
Purchase of treasury stock	(300,000)	—	(*)	—	(6,162)	—	—	(6,162)
Issuance of common stock upon exercise of stock-based awards	218,105	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	14,000	—	(*)	(16)	288	—	—	272
Balance as of June 30, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23		$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—		—	—	—	(5,739)	(5,739)
Other comprehensive loss, net	—	—		—	—	(565)	—	(565)
Equity-based compensation	—	—		7,471	—	—	—	7,471
Purchase of treasury stock	(157,303)	—	(*)	—	(3,276)	—	—	(3,276)
Issuance of common stock upon exercise of stock-based awards	61,065	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	315,315	1		(5,269)	6,979	—	(157)	1,554
Balance as of June 30, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786

	Common stock
Three months ended June 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2024	23,581,522	$24		$252,927	$(2,528)	$(2,720)	$14,646	$262,349
Net loss	—	—		—	—	—	(291)	(291)
Other comprehensive loss, net	—	—		—	—	(174)	—	(174)
Equity-based compensation	—	—		3,900	—	—	—	3,900
Purchase of treasury stock	(100,431)	—	(*)	—	(1,998)	—	—	(1,998)
Issuance of common stock upon exercise of stock-based awards	61,065	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	117,769	—	(*)	(2,525)	2,609	—	(84)	—
Balance as of June 30, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786

(*)         Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,031)	$(5,739)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,548	1,444
Amortization of intangible assets	417	556
Equity-based compensation	9,225	7,471
Realized gain on sale of available-for-sale marketable securities	(16)	(10)
Accretion of discount on available-for-sale marketable securities	(460)	(386)
Unrealized foreign exchange (gain) loss	(1,669)	167
Remeasurement of marketable equity securities	262	118
Changes in operating assets and liabilities:
Trade receivables, net	948	(4,989)
Prepaid expenses and other assets	(2,858)	(2,210)
Operating lease right-of-use assets	1,166	841
Accrued interest on bank deposits	(54)	449
Deferred tax, net	(283)	253
Trade payables	466	(105)
Deferred revenues	(387)	(188)
Accrued expenses and other payables	(1,393)	91
Accrued payroll and related benefits	(4,606)	(1,962)
Operating lease liability	(1,560)	(781)
Accrued severance pay, net	64	10
Net cash used in operating activities	(6,221)	(4,970)

Cash flows from investing activities:
Purchase of property and equipment	(1,002)	(1,512)
Proceeds from the sale of Intrinsix	3,470	540
Asset acquisition	—	(753)
Investment in bank deposits	(705)	—
Proceeds from bank deposits	—	8,000
Investment in available-for-sale marketable securities	(30,751)	(29,969)
Proceeds from maturity of available-for-sale marketable securities	45,860	24,580
Proceeds from sale of available-for-sale marketable securities	3,914	7,298
Net cash provided by investing activities	20,786	8,184

Cash flows from financing activities:
Purchase of treasury stock	(6,162)	(3,276)
Proceeds from exercise of stock-based awards	1,630	1,554
Net cash used in financing activities	(4,532)	(1,722)
Effect of exchange rate changes on cash and cash equivalents	551	(77)
Increase in cash and cash equivalents	10,584	1,415
Cash and cash equivalents at the beginning of the period	18,498	23,287
Cash and cash equivalents at the end of the period	$29,082	$24,702

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$3,241	$1,512
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$153	$22
Right-of-use assets obtained in the exchange for operating lease liabilities	$126	$373

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of Ceva, Inc. and its subsidiaries (the “Company” or “Ceva”).

Ceva is the leader in innovative silicon and software intellectual property (“IP”) solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. With a broad portfolio of comprehensive wireless communications and processor IP platforms and embedded software solutions for the deployment of artificial intelligence (“AI”) algorithms and models directly onto local edge devices (“Edge AI”), Ceva powers the connectivity, sensing, and inference capabilities in today’s most advanced smart edge products across consumer internet of things (“IoT”), automotive, industrial, infrastructure, mobile and personal computing (“PC”) markets. Since 2003, more than 20 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more have been shipped with Ceva IP, with approximately 2 billion shipped in 2024 alone.

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

Ceva’s wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. Our comprehensive portfolio includes:

- Advanced wireless connectivity solutions: Bluetooth, Wi-Fi, Ultra-Wideband, cellular IoT and 5G-Advanced platform IP for ubiquitous and robust communication;

- Scalable Edge AI capabilities: neural processing unit (“NPU”) IP to enable AI, on-device; and

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposits with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. Generally, these cash equivalents may be redeemed upon demand, and therefore management believes that they bear a lower risk. The short-term bank deposits are held in financial institutions that management believes are institutions with high credit standing and, accordingly, minimal credit risk from geographic or credit concentration. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. For available-for-sale debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No material credit losses for available-for-sale debt securities were recorded during the periods presented.

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

As of June 30, 2025, the allowance for credit losses amounted to $2,626.

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

In November 2024, the FASB issued ASU 2025-05, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on its consolidated financial statements and related disclosures.

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

NOTE 4:	SALE OF INTRINSIX CORP.

On September 14, 2023, the Company and Intrinsix Corp. ("Intrinsix") , then its wholly owned subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of approximately $3,500 of the consideration was deposited with an escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement. During the second quarter of 2025, an amount of $3,470 was released from escrow and paid to the Company.

NOTE 5:	REVENUE RECOGNITION

Under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when or as it satisfies a performance obligation by transferring intellectual property (“IP”) licenses or services to the customer, either at a point in time or over time. The Company recognizes most of its revenues at a point in time upon delivery when the customer accepts control of the IP. The Company recognizes revenue over time on license customization and implementation services by using cost inputs to measure progress toward completion of its performance obligations. The Company considers the post-contract support services as a distinct performance obligation that is satisfied over time, and as such, revenue is recognized ratably over the service period.

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

	Remainder of 2025	2026	2027 and thereafter
Licensing and related revenues	$7,291	$3,828	$725

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Six months ended June 30, 2025 (unaudited)			Three months ended June 30, 2025 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$6,690	$2,473	$9,163	$4,275	$1,269	$5,544
Europe and Middle East	1,716	1,778	3,494	1,210	800	2,010
Asia Pacific	21,658	15,608	37,266	9,537	8,587	18,124
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$21,512	$15,210	$36,722	$7,999	$8,278	$16,277
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	8,552	4,649	13,201	7,023	2,378	9,401
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

Timing of revenue recognition
Products transferred at a point in time	$22,146	$19,859	$42,005	$10,756	$10,656	$21,412
Products and services transferred over time	7,918	—	7,918	4,266	—	4,266
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

	Six months ended June 30, 2024 (unaudited)			Three months ended June 30, 2024 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$811	$3,092	$3,903	$428	$937	$1,365
Europe and Middle East	6,845	2,109	8,954	6,244	1,198	7,442
Asia Pacific	21,023	16,616	37,639	10,606	9,024	19,630
Other	13	—	13	—	—	—
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$26,323	$16,732	$43,055	$16,256	$8,793	$25,049
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	2,369	5,085	7,454	1,022	2,366	3,388
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

Timing of revenue recognition
Products transferred at a point in time	$24,723	$21,817	$46,540	$15,270	$11,159	$26,429
Products and services transferred over time	3,969	—	3,969	2,008	—	2,008
Total	$28,692	$21,817	$50,509	$17,278	$11,159	$28,437

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024

Currents assets (classified under “Trade receivables”):
Trade receivables	$11,832	$15,969
Unbilled receivables (associated with licensing and related revenue)	14,114	8,266
Unbilled receivables (associated with royalties)	10,737	12,974
Total current assets	36,683	37,209

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenue)	2,859	2,583

Deferred revenues (short-term contract liabilities)	3,212	3,599

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

During the three and six months ended June 30, 2025, the Company recognized $988 and $2,102, respectively, that was included in deferred revenues (short-term contract liability) balance at December 31, 2024.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

June 30, 2025 (Unaudited)
Weighted average remaining lease term (years)	4.79
Weighted average discount rates	3.84%

Total operating lease cost and cash payments for operating leases were as follows:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$1,426	$1,357	$716	$694
Cash payments for operating leases	1,826	1,309	837	687

Maturities of lease liabilities are as follows:

The remainder of 2025	$1,007
2026	1,139
2027	862
2028	479
2029	353
2030 and thereafter	905
Total undiscounted cash flows	4,745
Less imputed interest	380
Present value of lease liabilities	$4,365

During March 2025, the Company signed an operating lease agreement for new offices in Israel, resulting in an additional lease commitment of approximately $9,900. As of June 30, 2025, the lease has not yet commenced. The lease is expected to commence during 2025, and will remain in effect until December 30, 2035, with an option to extend the lease for an additional period of up to 5 years, subject to the conditions of the lease agreement.

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2025 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$50,425	$118	$(424)	$50,119

Available-for-sale - matures after one year through three years:
Corporate bonds	75,632	322	(505)	75,449
Total
	$126,057	$440	$(929)	$125,568

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$61,113	$41	$(146)	$61,008

Available-for-sale - matures after one year through three years:
Corporate bonds	83,491	221	(1,603)	82,109

Total	$144,604	$262	$(1,749)	$143,117

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2025, and December 31, 2024, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2025 (unaudited)	$16,023	$(35)	$31,739	$(894)
As of December 31, 2024	$28,762	$(160)	$61,996	$(1,589)

As of June 30, 2025, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$16	$15	$16	$6
Gross realized losses from sale of available-for-sale marketable securities	$—	$(5)	$—	$—

NOTE 8:	FAIR VALUE MEASUREMENT

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

Description	June 30, 2025 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$125,568	$—	$125,568	$—
Foreign exchange contracts	$785	$—	$785	$—
Investments in marketable equity securities	$50	$50	$—	$—

Description	December 31, 2024	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$143,117	$—	$143,117	$—
Investments in marketable equity securities	$312	$312	$—	$—

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

a.	Summary information about geographic areas:

	Six months ended June 30,				Three months ended June 30,
	2025 (unaudited)			2024 (unaudited)	2025 (unaudited)			2024 (unaudited)
Revenues based on customer location:
United States		$9,163		$3,903		$5,544		$1,365
Europe and Middle East (2)		3,494		8,954		2,010		7,442
Asia Pacific (1)		37,266		37,639		18,124		19,630
Other		—		13		—		—
		$49,923		$50,509		$25,678		$28,437

(1) China		$29,844		$29,025		$13,778		$15,433
(2) Finland	$		*)	$6,645	$		*)	$6,455

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	June 30, 2025 (unaudited)	December 31, 2024
Long-lived assets by geographic region:
Israel	$5,436	$6,788
France	1,788	1,916
United States	1,475	1,716
Greece	1,310	984
Other	1,120	1,284
	$11,129	$12,688

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Six months ended June 30,			Three months ended June 30,
	2025 (unaudited)		2024 (unaudited)	2025 (unaudited)		2024 (unaudited)

Customer A	17%		13%	11%		13%
Customer B	*	)	—	11%		—
Customer C	*	)	13%	*	)	23%
Customer D	*	)	13%	*	)	21%

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	June 30, 2025 (unaudited)	December 31, 2024

Customer A	23%	24%
Customer B	14%	* )
Customer C	* )	12%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 10:	FINANCIAL INCOME, NET

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Interest income	$2,571	$2,546	$1,320	$1,291
Gain on available-for-sale marketable securities, net	16	10	16	6
Amortization of discount (premium) on available-for-sale marketable securities, net	460	386	211	195
Foreign exchange gain (loss), net	1,174	(279)	574	(86)

Total	$4,221	$2,663	$2,121	$1,406

NOTE 11:	NET LOSS PER SHARE OF COMMON STOCK

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

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Numerator:
Net loss	$(7,031)	$(5,739)	$(3,704)	$(291)
Denominator (in thousands):
Basic and diluted weighted average common stock outstanding	23,832	23,568	23,898	23,628

Basic and diluted net loss per share	$(0.30)	$(0.24)	$(0.15)	$(0.01)

The total number of shares related to outstanding equity-based awards was 1,943,497 for both the three and six months ended June 30, 2025, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,630,146 for both the three and six months ended June 30, 2024, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 12:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the six months ended June 30, 2025, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	84,025	$22.45	2.7	$765
Granted	—	—
Exercised	(27,000)	19.43
Forfeited or expired	—	—
Outstanding as of June 30, 2025 (unaudited)	57,025	$23.87	3.3	$32
Exercisable as of June 30, 2025 (unaudited)	38,773	$25.34	2.3	$10

As of June 30, 2025, there was $195 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

(*) As of June 30, 2025, the Company's management estimates that it is probable that the performance condition will be met by year end.

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

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2025, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2024	1,603,508	$21.01
Granted	781,613	23.44
Vested	(431,733)	24.71
Forfeited or expired	(66,916)	19.80
Unvested as of June 30, 2025 (unaudited)	1,886,472	$22.47

As of June 30, 2025, there was $29,728 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Cost of revenue	$325	$394	$166	$191
Research and development, net	5,139	4,445	2,673	2,438
Sales and marketing	1,164	816	598	451
General and administrative	2,597	1,816	1,465	820
Total equity-based compensation expense	$9,225	$7,471	$4,902	$3,900

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Six months ended June 30
	2025 (unaudited)			2024 (unaudited)
Expected dividend yield		0%		0%
Expected volatility	41%	-	48%	46%
Risk-free interest rate	4.2%	-	4.4%	5.3%
Contractual term of up to (months)		24		24

NOTE 13:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $9,650. There were no open Hedging Contracts as of December 31, 2024.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2025 (unaudited)	December 31, 2024
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$282	$—
Foreign exchange forward contracts	503	—
Total	$785	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$282	$16	$378	$16
Foreign exchange forward contracts	864	(355)	1,054	(160)
	$1,146	$(339)	$1,432	$(144)

The net gains reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(25)	$—	$(25)
Foreign exchange forward contracts	(361)	(582)	(281)	(202)
	$(361)	$(607)	$(281)	$(227)

The Company recorded in cost of revenues and operating expenses a net gain of $281 and $361 during the three and six months ended June 30, 2025, respectively, and a net gain of $227 and $607 during the comparable periods of 2024, related to its Hedging Contracts..

NOTE 14:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2025 (unaudited)			Three months ended June 30, 2025 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,330)	$—	$(1,330)	$(742)	$(366)	$(1,108)
Other comprehensive income before reclassifications	904	1,146	2,050	316	1,432	1,748
Amounts reclassified from accumulated other comprehensive loss	(15)	(361)	(376)	(15)	(281)	(296)
Net current period other comprehensive income (loss)	889	785	1,674	301	1,151	1,452
Ending balance	$(441)	$785	$344	$(441)	$785	$344

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	Six months ended June 30, 2024 (unaudited)			Three months ended June 30, 2024 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(3,133)	$413	$(2,720)
Other comprehensive income (loss) before reclassifications	391	(340)	51	203	(145)	58
Amounts reclassified from accumulated other comprehensive loss	(10)	(606)	(616)	(6)	(226)	(232)
Net current period other comprehensive income (loss)	381	(946)	(565)	197	(371)	(174)
Ending balance	$(2,936)	$42	$(2,894)	$(2,936)	$42	$(2,894)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Unrealized gains on cash flow hedges	$11	$13	$9	$5	Cost of revenues
	297	518	230	194	Research and development
	14	15	11	6	Sales and marketing
	39	61	31	22	General and administrative
	361	607	281	227	Total, before income taxes
	—	1	—	1	Income tax expense
	361	606	281	226	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	16	10	16	6	Financial income, net
	1	—	1	—	Income tax expense
	15	10	15	6	Total, net of income taxes
	$376	$616	$296	$232	Total, net of income taxes

NOTE 15:	SHARE REPURCHASE PROGRAM

During both the three and six months ended June 30, 2025, the Company repurchased 300,000 shares of common stock at an average purchase price of $20.54 per share, for an aggregate purchase price of $6,162. During the three and six months ended June 30, 2024, the Company repurchased 100,431 and 157,303 shares of common stock at an average purchase price of $19.89 and $20.83 per share, respectively, for an aggregate purchase price of $1,998 and $3,276, respectively. As of June 30, 2025, 724,781 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 16:	SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements.

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

BUSINESS OVERVIEW

Headquartered in Rockville, Maryland, we are the leader in innovative silicon and software IP solutions that enable smart edge products to connect, sense, and infer data more reliably and efficiently. Commanding 68% of the wireless connectivity market share based on IP design revenues in 2024, according to IPnest, we believe we have the industry’s broadest portfolio of comprehensive wireless communications and Edge AI IP platforms and embedded software solutions. We power the connectivity, sensing, and inference capabilities in today’s most advanced smart edge products across four large, diversified markets with significant opportunity for long-term growth, covering consumer IoT, automotive, industrial and infrastructure, as well as the mobile and PC markets where we have well established customers and presence Based on our research, we believe that these sectors will represent a $5 billion total addressable market by 2027. Since 2003, more than 20 billion of the world’s most innovative smart edge products from AI-infused smartwatches, IoT devices and wearables to autonomous vehicles, 5G mobile networks and more have been shipped with Ceva IP, with approximately 2 billion products shipped in 2024 alone.

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

Our wireless communications, sensing and Edge AI technologies are at the heart of some of today’s most advanced smart edge products. Our comprehensive portfolio includes:

● Advanced wireless connectivity solutions: Bluetooth, Wi-Fi, Ultra-Wideband (UWB), cellular IoT and 5G-Advanced platform IP for ubiquitous and robust communication;

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

We believe our portfolio of wireless communications, sensing and Edge AI technologies address some of the most important megatrends, including 5G expansion, generative AI, embedded AI, industrial automation and vehicle electrification. We continue to experience strong interest across our IP portfolio due to these trends, in both traditional and new areas. In the second quarter of 2025, we concluded thirteen IP licensing deals for a range of wireless and smart sensing use cases, including four licensing agreements for NeuPro family of NPUs, which we believe represents a pivotal moment for our AI business as we entered the broad adoption phase of our Edge AI NPUs. These NPU agreements include a high-volume connectivity customer expanding into AI-powered audio features, the second high volume connectivity in recent quarters to adopt our NeuPro-Nano NPU for their product lines. We also secured a notable automotive-related agreement with Qualcomm, following the acquisition of our long time V2X customer Autotalks by Qualcomm, and another automotive related agreement with a U.S. customer developing a 4D radar platform.

We believe the following key elements represent significant growth drivers for the company:

●

Our broad Bluetooth, Wi-Fi, UWB and cellular IoT IP allow us to address the high volume IoT industrial, consumer and smart home markets. Our addressable market size for Bluetooth, Wi-Fi, UWB and cellular IoT is expected to be more than 16.5 billion devices annually by 2029 based on research from ABI Research. In particular, we believe that Wi-Fi continues to present a significant royalty revenue opportunity, given our leading market position in licensing Wi-Fi 6 with more than 40 customers to date and leadership position in Wi-Fi 7 IP. In the second quarter, our customers shipped a record number of Wi-Fi 6 chips based on our IP, illustrative of the continuing ramp. These Wi-Fi 6 shipments generate a higher royalty per unit on average than the previous generations of Wi-Fi 4 and Wi-Fi 5 that represent the majority of our Wi-Fi shipments to date.

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

●

The high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, smartwatches, AR and VR headsets, and other wearable assisted devices, offer an incremental growth segment for us for our Bluetooth, Audio AI DSPs and NPUs and software IP. For OEMs to better address this market, our RealSpace Spatial Audio & Head Tracking Solution continues to gain traction. In the second quarter, we announced that Nothing, a consumer technology company, launched their first headphones in the market with our RealSpace software, and we also signed a new RealSpace licensing deal with another established consumer brand for their upcoming spatial audio headphone product line.

●

Our SensPro2 sensor hub AI DSP family is designed to address the growing demand for efficient, high-performance signal processing in sensor-based applications across various industries and applications such as smartphones, automotive safety (ADAS), autonomous driving (AD), drones, robotics, security and surveillance, augmented reality (AR) and virtual reality (VR), natural language processing (NLP) and voice recognition. Research from Bloomberg Intelligence forecasts that hardware revenue associated with computer vision AI products and conversational AI devices will reach $58 billion and $110 billion, respectively by 2032, indicating the size of the market opportunity. This sensor hub AI DSP enables us to address the transformation in devices enabled by these applications, and expand our footprint and content in smartphones, drones, consumer cameras, surveillance, automotive ADAS, voice-enabled devices and industrial IoT applications. In the second quarter, we signed a licensing deal with a U.S. company developing a 4D radar platform for the automotive market, aimed at improving automotive safety and reliability.

●

Transformer and classic neural networks are increasingly being deployed in a wide range of devices to make these devices “smarter.” Our newest generation family of NeuPro-M AI NPUs present a highly efficient and high-performance architecture to enable generative and classic AI on any device including communication gateways, optically connected networks, cars, notebooks and tablets, AR/VR headsets, smartphones, and any other cloud or edge use case from the edge all the way to the cloud. Per research from Research and Markets, more than 6 billion Edge AI hardware units will ship annually by 2030, illustrating the huge potential of the market. In the second quarter of 2025, we signed two new agreements for our NeuPro-M Edge AI NPU, targeting diverse use cases of communications acceleration within the cloud for AI inference processing and with ALi Corp, a leader in set top box platforms and multimedia SoC to integrate AI into their next-generation video platform.

●

AI is rapidly making its way into IoT devices, thanks in part to the emergence of embedded AI, including TinyML models, which enable small AI networks to be embedded in Artificial Intelligence of Things (AIoT) devices for sensing use cases including sound, vision, vibration and health monitoring. Our NeuPro-Nano family of AI NPUs present a compelling proposition to add a cost- and power-efficient processor to microcontroller units and SoC designs to handle the complete AI workloads, on-device. Per ABI Research, by 2030, over 50% of TinyML shipments will be powered by dedicated embedded AI hardware such as NeuPro-Nano, representing billions of devices annually. Indicative of this trend, in the second quarter, we signed two licensing agreements for our NeuPro-Nano, both related to AI audio workloads in high volume consumer products

●

Our sensor fusion and spatial audio application software allows us to address an important technology piece used in personal computers, robotics, TWS earbuds, smart TVs and many other smart sensing IP products, in addition to our existing portfolio for camera-based computer vision and AI processing, and microphone-based sound processing. MEMS-based inertial and environmental sensors are used in an increasing number of devices, including robotics, smartphones, laptops, tablets, TWS earbuds, spatial audio headsets, remote controls and many other consumer and industrial devices. Our innovative and proven MotionEngine software supports a broad range of merchant sensor chips and is processor-agnostic to address the requirements of any OEM or semiconductor company that wishes to enhance their customer user experience. The MotionEngine software has already shipped in more than 400 million devices, indicative of its market traction and excellence. Along with our SensPro sensor hub AI DSPs, our licensees now benefit from our capabilities as a one-stop-shop for processing many types of sensors.

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

Our strategy returned us to year-over-year revenue growth in 2024, with overall revenue growing 10% over 2023, outperforming the 4% to 8% we expected at the beginning of 2024. In 2025, we expect our licensing and related revenues business will continue to expand into new markets and use cases for industrial IoT (IIoT) and consumer IoT devices, offering connectivity platforms, sensing platforms and software, AI solutions (including AI engines, NPUs and software) and more. We saw the first evidence for solid IP expansion into AI during the second quarter of 2025, with four of thirteen deals signed for AI use cases and strong licensing revenue contribution. On royalties, we expect our connectivity products to continue to also show growth in 2025, particularly related to our Bluetooth, Wi-Fi and cellular IoT business lines which enjoyed record shipments in 2024 and from an in-house 5G modem powered by our cellular DSP from a leading U.S. mobile OEM that launched its first smartphone based on its own modem in the first quarter of 2025. In the second quarter of 2025, we recorded an all-time record high volume of our cellular IoT and Wi-Fi 6 IPs powering customer shipments.

However, the global economy continues to be impacted by macroeconomic conditions, including as a volatile interest rate environment, ongoing inflation and recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers could delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us, and which could result in lower licensing revenues. In addition, lower consumer demand may result in lower royalty revenues as our customers ship fewer units. These factors may make it difficult for us to forecast and plan future budgetary decisions or business activities accurately. Accordingly, while we do not currently expect our IP solutions will themselves be subject to tariffs, the indirect impact on consumer demand, among other factors, has increased the uncertainty about the year. Given these evolving dynamics, as well as our lower than anticipated revenues for the first quarter, in May 2025, we adopted a more cautious outlook, and lowered our revenue guidance for the 2025 fiscal year from around a high-single digits range to a low-single digits range for growth over 2024 annual revenues.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. Nevertheless, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $25.7 million and $49.9 million for the second quarter and first half of 2025, respectively, representing a decrease of 10% and 1% as compared to the corresponding periods in 2024. The decrease in total revenues for the second quarter of 2025 was mainly due to lower licensing and related revenues, as further described below. The decrease in total revenues for the first half of 2025 was due to lower royalty revenues, offset by higher licensing and related revenues, as further described below.

Our five largest customers accounted for 42% of our total revenues for both the second quarter and first half of 2025, respectively, as compared to 66% and 50% for the comparable periods in 2024. Two customers each accounted for 11% of our total revenues for the second quarter of 2025, as compared to three customers that accounted for 23%, 21% and 13% of our total revenues for the second quarter of 2024. One customer accounted for 17% of our total revenues for the first half of 2025, as compared to three customers that each accounted for 13% of our total revenues for the first half of 2024. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 11% and 17% of our total revenues for the second quarter and first half of 2025, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2025 and collectively represented 38% and 34% of our total royalty revenues for the second quarter and first half of 2025, respectively. Two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2024 and collectively represented 45% and 43% of our total royalty revenues for the second quarter and first half of 2024, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Half 2025	First Half 2024	Second Quarter 2025	Second Quarter 2024

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	74%	85%	63%	88%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	26%	15%	37%	12%

Licensing and Related Revenues

Licensing and related revenues were $15.0 million and $30.1 million for the second quarter and first half of 2025, respectively, representing a decrease of 13% and an increase of 5%, as compared to the corresponding periods in 2024. The decrease in licensing and related revenues for the second quarter of 2025 was primarily due to a catch-up in licensing revenue recognized in the second quarter of 2024 following a slip in the first quarter of 2024. In licensing, this quarter marked a pivotal moment for our AI business as we entered the broad adoption phase for our Edge AI NPUs. Following extensive evaluations with leading customers, we secured four strategic, high impact NPU customer agreements, validating the market’s readiness and our innovative, market leading NPU portfolio. These included two NeuPro-Nano deals related to audio in embedded applications and two NeuPro-M deals targeting two diverse use cases: communications and data processing acceleration, and efficient scalable LLM compute support. The increase in licensing and related revenues for the first half of 2025 was primarily due to the aforementioned increase in revenue coming from our Edge AI technologies, as well as several key deals signed with strategic customers incorporating our new Wi-Fi 7 and Bluetooth 7 solutions in their long-term roadmaps, partially offset by a strategic deal signed in the second quarter of 2024 for the 5G-Advanced modem markets.

During the quarter, thirteen IP licensing agreements were concluded, targeting a wide range of end markets and applications, including five first-time customers and four OEM customers, highlighting the breadth and strength of our IP portfolio.

Licensing and related revenues accounted for 59% and 60% of our total revenues for the second quarter and first half of 2025, respectively, as compared to 61% and 57% for the comparable periods of 2024.

Royalty Revenues

Royalty revenues were $10.7 million and $19.9 million for the second quarter and first half of 2025, respectively, representing a decrease of 5% and 9%, as compared to the corresponding periods in 2024. Royalty revenues accounted for 41% and 40% of our total revenues for the second quarter and first half of 2025, respectively, as compared to 39% and 43% for the comparable periods of 2024. We saw good sequential growth across most of our markets, with royalties up 16% sequentially. On a year-over-year basis, royalties declined in the second quarter of 2025 by 5%, mainly attributable to the lackluster smartphone market, where widespread softness has been reported by our peers, and which we also experienced, at the lower end of the market. With regards to the higher end of the smartphone market, we continue to see our volumes grow at a leading U.S. OEM using our technology in their in-house 5G modem. Outside of mobile, our consumer IoT customers showed strong sequential and year-over-year growth in shipments, driven by record high cellular IoT and Wi-Fi 6 shipments. Overall consumer IoT shipments were up 21% sequentially and 16% year-over-year. We expect that the sequential growth in royalties will continue throughout the rest of the year, as our customers build towards the holiday season and our U.S. OEM smartphone customer introduces additional models featuring their in-house 5G modem later in the year.

The five largest royalty-paying customers accounted for 58% and 54% of our total royalty revenues for the second quarter and first half of 2025, respectively, as compared to 63% and 59% for the comparable periods of 2024.

Geographic Revenue Analysis

	First Half 2025				First Half 2024				Second Quarter 2025				Second Quarter 2024
	(in millions, except percentages)
United States		$9.2		18%		$3.9		8%		$5.6		22%	$1.4	5%
Europe and Middle East (2)		$3.5		7%		$9.0		18%		$2.0		8%	$7.4	26%
Asia Pacific (1)		$37.2		75%		$37.6		74%		$18.1		70%	$19.6	69%
Other	$	*	)	* )	$	*	)	* )%	$	*	)	* )	—	—

(1) China		$29.8		60%		$29.0		57%		$13.8		54%	$15.4	54%
(2) Finland	$	*	)	* )		$6.6		13%	$	*	)	* )	$6.5	23%

*) Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.5 million and $7.0 million for the second quarter and first half of 2025, respectively, as compared to $2.9 million and $5.4 million for the comparable periods of 2024. Cost of revenues accounted for 14% of our total revenues for both the second quarter and first half of 2025, as compared to 10% and 11% for the comparable periods of 2024. The increase for both the second quarter and first half of 2025 principally reflected higher strategically beneficial customization and implementation work associated with the strategic 5G-Advanced deals we signed in the second half of 2024. Included in cost of revenues for the second quarter and first half of 2025 was a non-cash equity-based compensation expense of $166,000 and $325,000, respectively, as compared to $191,000 and $394,000 for the comparable periods of 2024.

Gross Margin

Gross margin for both the second quarter and first half of 2025 was 86%, as compared to 90% and 89% for the comparable periods of 2025. The decrease for both the second quarter and first half of 2025 mainly reflected higher cost of revenues, as set forth above, and lower total revenues.

Operating Expenses

Total operating expenses were $26.6 million and $51.8 million for the second quarter and first half of 2025, respectively, as compared to $25.5 million and $50.1 million for the comparable periods of 2024. The net increase for both the second quarter and first half of 2025 principally reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by higher allocation of customization and implementation work for our licensees to cost of revenues.

Research and Development Expenses, Net

Total research and development expenses, net were $18.8 million and $36.4 million for the second quarter and first half of 2025, respectively, as compared to $18.8 million and $36.7 million for the comparable periods of 2024. The decrease for the first half of 2025 principally reflected higher allocation of customization and implementation work for our licensees to cost of revenues, partially offset by higher salaries and employee-related costs and higher non-cash equity-based compensation expenses. Included in research and development expenses for the second quarter and first half of 2025 were non-cash equity-based compensation expenses of $2,673,000 and $5,139,000, respectively, as compared to $2,438,000 and $4,445,000 for the comparable periods of 2024. Research and development expenses as a percentage of our total revenues were 73% for both the second quarter and first half of 2025, as compared to 66% and 73% for the comparable periods of 2024. The percentage increase for the second quarter of 2025, as compared to the comparable period of 2024, was mainly due to lower revenues.

The number of research and development personnel was 323 at June 30, 2025, as compared to 332 at June 30, 2024.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.3 million and $6.8 million for the second quarter and first half of 2025, respectively, as compared to $3.1 million and $5.9 million for the comparable periods of 2024. The increase for both the second quarter and first half of 2025 principally reflected higher salaries and employee-related costs, mainly due to a greater number of personnel, as well as higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the second quarter and first half of 2025 were non-cash equity-based compensation expenses of $598,000 and $1,164,000, respectively, as compared to $451,000 and $816,000 for the comparable periods of 2024. Sales and marketing expenses as a percentage of our total revenues were 13% and 14% for the second quarter and first half of 2025, respectively, as compared to 11% and 12% for the comparable periods of 2024.

The total number of sales and marketing personnel was 34 at June 30, 2025, as compared to 30 at June 30, 2024.

General and Administrative Expenses

Our general and administrative expenses were $4.4 million and $8.3 million for the second quarter and first half of 2025, respectively, as compared to $3.5 million and $7.1 million for the comparable periods of 2024. The increase for the second quarter of 2025 primarily reflected higher non-cash equity-based compensation expenses. The increase for the first half of 2025 primarily reflected higher non-cash equity-based compensation expenses and higher professional services costs. Included in general and administrative expenses for the second quarter and first half of 2025 were non-cash equity-based compensation expenses of $1,465,000 and $2,597,000, as compared to $ 820,000 and $1,816,000 for the comparable periods of 2024. General and administrative expenses as a percentage of our total revenues were 17% for both the second quarter and first half of 2025, as compared to 12% and 14% for the comparable periods of 2024.

The number of general and administrative personnel was 47 at June 30, 2025, as compared to 45 at June 30, 2024.

Amortization of Intangible Assets

Our amortization charges were $0.2 million and $0.3 million for the second quarter and first half of 2025, respectively, as compared to $0.1 million and $0.3 million for the comparable periods of 2024. The amortization charges for both the second quarter and first half of 2025 and 2024 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	First Half 2025	First Half 2024	Second Quarter 2025	Second Quarter 2024
Financial income, net	$4.22	$2.66	$2.12	$1.40
of which:
Interest income and gains and losses from marketable securities, net	$3.05	$2.94	$1.55	$1.49
Foreign exchange gain (loss)	$1.17	$(0.28)	$0.57	$(0.09)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The slight increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange gain of $0.57 million and $1.17 million for the second quarter and first half of 2025, respectively, as compared to a foreign exchange loss of $0.09 million and $0.28 million for the comparable periods of 2024.

Remeasurement of Marketable Equity Securities

We recorded a loss of $208,000 and $262,000 for the second quarter and first half of 2025, respectively, as compared to a loss of $58,000 and $118,000 for the comparable periods of 2024, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.1 million and $2.1 million for the second quarter and first half of 2025, respectively, as compared to $1.6 million and $3.3 million for the comparable periods of 2024. The decrease for both the second quarter and first half of 2025 primarily reflected lower withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities, and lower tax expenses on income generated in our French subsidiary (under the French IP Box regime).

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, on July 4, 2025, President Trump signed into law Public Law 119-21, commonly known as the One Big Beautiful Bill Act (the “Act”). The Act contained several tax reform proposals that may impact on our current deferred tax liabilities and assets. As the Act was signed into law subsequent to the current quarter end, the impact of the Act on our current and deferred tax liabilities and assets are not included in this filing. We are currently evaluating the effects of these changes; however, we do not expect that the Act will have a material impact on our financial position.

We have significant operations in Israel and operations in France and the Republic of Ireland. A substantial portion of our taxable income is generated in Israel and France, as well as potentially in the U.S. due to GILTI and the requirement to capitalize research and development expenditures under IRC Section 174 over 15 years if sourced internationally. Although our Israeli, French and Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had approximately $29.1 million in cash and cash equivalents, $2.8 million in bank deposits, and $125.6 million in marketable securities, totaling $157.5 million, as compared to $163.6 million at December 31, 2024. The decrease for the first six months of 2025 principally reflected cash used in operating activities and funds used to repurchase 300,000 shares of common stock for an aggregate consideration of approximately $6.2 million, partially offset by our receipt of cash proceeds of $3.5 million in connection with the sale of Intrinsix that were released from escrow in the second quarter of 2025.

Out of total cash, cash equivalents, bank deposits and marketable securities of $157.5 million, $134.2 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first six months of 2025, we invested $31.5 million of cash in bank deposits and marketable securities with maturities up to 33 months from the balance sheet date. In addition, during the same period, marketable securities were sold or redeemed for cash amounting to $49.8 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first six months of 2025 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2025.

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

Operating Activities

Cash used in operating activities for the first six months of 2025 was $6.2 million and consisted of net loss of $7.0 million, adjustments for non-cash items of $9.3 million, and changes in operating assets and liabilities of $8.5 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization of intangible assets, and $9.2 million of equity-based compensation expenses, partially offset by $1.7 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $2.9 million (mainly as a result of payment of a yearly design tool subscription and an increase in French research tax benefits applicable to the CIR which is generally refunded every three years), a decrease in accrued expenses and other payables of $1.4 million, and a decrease in accrued payroll and related benefits of $4.6 million (mainly as a result of a yearly bonus payments), partially offset by a decrease in trade receivables of $0.9 million.

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

Investing Activities

Net cash provided by investing activities for the first six months of 2025 was $20.8 million, compared to $8.2 million of net cash provided by investing activities for the comparable period of 2024. We had a cash outflow of $30.8 million and a cash inflow of $49.8 million with respect to investments in marketable securities during the first six months of 2025, as compared to a cash outflow of $30.0 million and a cash inflow of $31.9 million with respect to investments in marketable securities during the first six months of 2024. For the first six months of 2025, we had an investment of $0.7 million in bank deposits, as compared to proceeds of $8.0 million from bank deposits for the comparable period of 2024. We had a cash outflow of $1.0 million and $1.5 million during the first six months of 2025 and 2024, respectively, from purchase of property and equipment. For the first six months of 2025 and 2024, we had a cash inflow of $3.5 million and $0.5 million, respectively, in connection with the release of escrowed funds associated with the sale of Intrinsix. For the first six months of 2024, we had a cash outflow of $0.8 million for the acquisition of a Greek-based company.

Financing Activities

Net cash used in financing activities for the first six months of 2025 was $4.5 million, as compared to net cash used in financing activities in the amount of $1.7 million for the comparable period of 2024.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and November 2024. During the first six months ended June 30, 2025, we repurchased 300,000 shares of common stock at an average purchase price of $20.54 per share for an aggregate purchase price of $6.2 million. During the first six months ended June 30, 2024, we repurchased 157,303 shares of common stock at an average purchase price of $20.83 per share for an aggregate purchase price of $3.3 million. As of June 30, 2025, we had 724,781 shares available for repurchase.

During the first six months of 2025, we received $1.6 million from the exercise of stock-based awards, as compared to $1.6 million received for the comparable period of 2024.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $574,000 and $1,174,000 for the second quarter and first half of 2025, respectively, and a foreign exchange loss of $86,000 and $279,000 for the comparable periods of 2024.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2025, we recorded accumulated other comprehensive gain of $1,151,000 and $785,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2024, we recorded accumulated other comprehensive loss of $371,000 and $946,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2025, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $785,000, which will be recorded in the consolidated statements of income (loss) during the following four months. We recognized a net gain of $281,000 and $361,000 for the second quarter and first half of 2025, respectively, and a net gain of $227,000 and $607,000 for the comparable periods of 2024, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of June 30, 2025, the unrealized losses associated with our investments were approximately $0.5 million due to the dramatic changes in the interest rate environment that took place in 2022. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first six months of 2025. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.55 million and $3.05 million for the second quarter and first half of 2025, respectively, as compared to $1.49 million and $2.94 million for the comparable periods of 2024. The slight increase in interest income, and gains and losses from marketable securities, net, during both the second quarter and first half of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. As of June 30, 2025, our interim condensed consolidated balance sheet includes a provision of approximately $300,000 for these matters. We are not a party to any other litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2025 to April 30, 2025)	—	—	—	1,024,781
Month #2 (May 1, 2025 to May 31, 2025)	235,000	$20.70	235,000	789,781
Month #3 (June 1, 2025 to June 30, 2025)	65,000	$19.96	65,000	724,781
TOTAL	300,000	$20.54	300,000	724, 781	(2)

(1)

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020 and 2023 and November 2024.

(2)	The number represents the number of shares of our common stock that remain available for repurchase pursuant to our share repurchase program.

Item 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
10.1†

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to an annex to the Registrant’s Supplemental Proxy Materials for the May 5, 2025 Annual Meeting of Stockholders, filed with the SEC on March 27, 2025).

10.2†

Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to an annex to the Registrant’s Definitive Proxy Statement for the May 5, 2025 Annual Meeting of Stockholders, filed with the SEC on March 25, 2025).

31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from Ceva, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, Inc.

Date: August 11, 2025	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: August 11, 2025	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)