Form 10-Q
period 2025-09-30
CEVA INC
filed 2025-11-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 24,017,805 of common stock, $0.001 par value, as of November 5, 2025.

		Page
PART I.	FINANCIAL INFORMATION	6
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2025 (unaudited) and December 31, 2024	6
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2025 and 2024	7
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2025 and 2024	8
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2025 and 2024	9
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	11
	Notes to the Interim Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40
SIGNATURES		40

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that if they materialize or prove incorrect, could cause the results of Ceva to differ materially from those expressed or implied by such forward-looking statements and assumptions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.  Forward-looking statements include the following:

●

Our belief that we are the leader in silicon and software IP enabling Physical AI, and our view that Physical AI represents the natural evolution of Edge AI, unifying connectivity, sensing and inference to enable intelligent interaction between devices, the physical environment and the cloud, and that we are uniquely positioned as the only company with leadership in innovative silicon and software IP solutions across all three layers;

●

Our belief that our technologies power the connectivity, perception, and intelligence in today’s most advanced smart edge products across large, diversified markets covering the consumer Internet-of-Things (IoT), automotive, industrial and infrastructure, and mobile and personal computing (PC) markets, and that these sectors will represent a $170 billion total addressable market for Physical AI and Edge AI by 2030 based on our market research;

●

Our belief that our portfolio of technologies comprised of connectivity, sensing and inference positions us at the center of the most important megatrends shaping the semiconductor industry, including 5G expansion, generative and embedded AI, industrial automation and vehicle electrification, and our belief that demand across these areas continues to drive strong interest in our IP portfolio, both in established markets and in new, emerging use cases;

●

Our belief that our execution of licensing agreements for the NeuPro family of AI neural processing units (NPUs), our SensPro AI digital signal processors (DSPs) and our WiFi 7 and Bluetooth High Data Throughput IP reinforces our role as the enabler of Physical AI across consumer, automotive, industrial and infrastructure markets;

●

Our belief that our Bluetooth, Wi-Fi, Ultra Wide Band (UWB) and cellular IoT IP allow us to address the high volume IoT industrial, consumer and smart home markets, and our expectation that the overall addressable market size for this IP will be more than 16.5 billion devices annually by 2029 based on research from ABI Research;

●	Our belief that, with our leadership in Wi-Fi 6 and Wi-Fi 7 IP, we are positioned to capture higher royalty revenues as customers transition to newer standards;

●

Our belief that our PentaG2 platform and DSPs for 5G mobile broadband and 5G RedCap, and our PentaG RAN platform for 5G RAN, including the Ceva-XC22 multi-thread DSP, are some of the industry’s most comprehensive baseband IP solutions enabling fixed wireless access, satellite communications, robotics, automotive and industrial applications, and extend our leadership into 5G RAN and 5G Advanced for data centers and infrastructure enabling scalable, customizable solutions for next-generation networks;

●

Our belief that the high-volume consumer audio markets, including True Wireless Stereo (TWS) earbuds, Augmented Reality (AR) and Virtual Reality (VR) headsets, and wearables represent incremental growth opportunities for our Bluetooth, Audio AI DSPs, NPUs and RealSpace Spatial Audio & Head Tracking software;

●

Our belief that the combination of our MotionEngine software, SensPro DSPs and NeuPro NPUs positions us as a one-stop shop for sensor processing and AI-driven user experiences across robotics, smartphones, laptops, TWS earbuds and other connected devices;

●

Our belief that our newest generation family of NeuPro-M AI NPUs present a highly efficient and high-performance architecture to enable generative and classic AI across devices from gateways and notebooks to AR/VR and smartphones;

●

Our belief that our NeuPro-Nano NPUs enable cost and power-efficient embedded AI and TinyML capabilities in microcontrollers and systems-on-chips (SoCs), supporting the growth of artificial IoT (AIoT) devices for applications such as sound, vision, vibration and health monitoring, and that based on research from ABI Research, by 2030, more than 50% of TinyML shipments will be powered by dedicated embedded AI hardware such as NeuPro-Nano;

●

Our belief that our SensPro2 sensor hub AI DSP family can address the growing demand for efficient, high-performance AI signal processing across sensor-rich applications, from smartphones and drones to automotive ADAS and industrial IoT (IIoT);

●

Statements regarding third-party estimates of industry growth and future market conditions, including research from Bloomberg Intelligence which forecasts that hardware revenue associated with computer vision AI products and conversational AI devices will reach $58 billion and $110 billion, respectively, by 2032, underscoring the scale of the market opportunity;

●

Our belief that our diversified royalty streams, spanning high-volume Bluetooth and Wi-Fi connectivity platforms, higher-value inference engines and AI DSPs such as NeuPro and SensPro, and infrastructure-class platforms like PentaG-RAN, together with our focus on silicon and software IP solutions across the connectivity, sensing and inference layers of Physical AI, position us for sustained, long-term growth in shipments and royalty revenues across consumer, automotive, industrial and infrastructure markets;

●

Our belief that digital transformation is entering a new era defined by Physical AI, where intelligence is embedded directly into devices that connect, sense and interact with the real world, and that our ubiquitous technology, broad IP portfolio and collaborative licensing model position us to capture significant, secular growth as industries continue to become increasingly connected and intelligent;

●

Any statements or guidance regarding sales trends and financial results for 2025 and other future periods, including our lowered revenue guidance for 2025, our expectations with respect to future customers, contracts, revenues and expenses, regarding our customer pipeline, that we expect our licensing and related revenues business will continue to expand as Physical AI adoption accelerates into new markets and use cases, particularly for IIoT and consumer IoT devices, that we expect our connectivity products to continue to show strength in royalties in 2025, our expectation that growth in royalties will continue through the rest of 2025, that we remain optimistic about the long-term potential of our royalty business supported by continued demand and steady market optimism, that a significant portion of our future revenues will continue to be generated by a limited number of customers in part due to consolidation in the semiconductor industry, that international customers will continue to account for a significant portion of our revenues for the foreseeable future, that an increasing portion of our new customers and revenues will be derived from international customers generally and sales to Asia Pacific in particular, and that we can expand our customer base and revenues in Europe and the U.S.;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$17,270	$18,498
Short-term bank deposits	2,807	2,029
Marketable securities	131,981	143,117
Trade receivables (net of allowance for credit losses of $2,626 at both September 30, 2025 and December 31, 2024)	49,699	37,209
Prepaid expenses and other current assets	12,649	15,488
Total current assets	214,406	216,341
Long-term assets:
Severance pay fund	8,021	7,161
Deferred tax assets, net	1,402	1,456
Property and equipment, net	6,008	6,877
Operating lease right-of-use assets	3,962	5,811
Goodwill	58,308	58,308
Intangible assets, net	1,252	1,877
Investments in marketable equity securities	51	312
Other long-term assets	12,604	10,805
Total long-term assets	91,608	92,607
Total assets	$306,014	$308,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,782	$1,125
Deferred revenues	3,052	3,599
Accrued expenses and other payables	5,239	6,243
Accrued payroll and related benefits	13,400	16,964
Operating lease liabilities	1,235	2,598
Total current liabilities	24,708	30,529
Long-term liabilities:
Accrued severance pay	8,318	7,365
Operating lease liabilities	2,543	2,963
Other accrued liabilities	1,726	1,535
Total long-term liabilities	12,587	11,863
Stockholders’ equity:
Preferred Stock: $0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.001 par value: 45,000,000 shares authorized; 24,133,325 and 23,756,255 shares issued at September 30, 2025 and December 31, 2024, respectively. 24,016,853 and 23,626,865 shares outstanding at September 30, 2025 and December 31, 2024, respectively	24	24
Additional paid in-capital	269,944	259,891
Treasury stock at cost (116,472 and 129,390 shares of common stock at September 30, 2025, and December 31, 2024, respectively)	(2,553)	(3,222)
Accumulated other comprehensive gain (loss)	201	(1,330)
Retained earnings	1,103	11,193
Total stockholders’ equity	268,719	266,556
Total liabilities and stockholders’ equity	$306,014	$308,948

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Licensing and related revenue	$46,092	$44,266	$16,028	$15,574
Royalties	32,215	33,450	12,356	11,633
Total revenues	78,307	77,716	28,384	27,207
Cost of revenues	10,428	9,397	3,392	3,961
Gross profit	67,879	68,319	24,992	23,246
Operating expenses:
Research and development, net	55,899	54,739	19,532	17,990
Sales and marketing	9,783	8,999	3,012	3,088
General and administrative	12,697	11,751	4,383	4,642
Amortization of intangible assets	448	449	149	150
Total operating expenses	78,827	75,938	27,076	25,870
Operating loss	(10,948)	(7,619)	(2,084)	(2,624)
Financial income, net	5,466	4,962	1,245	2,299
Remeasurement of marketable equity securities	(261)	(97)	1	21
Loss before taxes on income	(5,743)	(2,754)	(838)	(304)
Income tax expense	3,797	4,296	1,671	1,007
Net loss	$(9,540)	$(7,050)	$(2,509)	$(1,311)

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.10)	$(0.06)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	23,869	23,605	23,942	23,678

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss:	$(9,540)	$(7,050)	$(2,509)	$(1,311)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains	1,497	2,607	483	2,177
Reclassification adjustments for gains included in net loss	(16)	(14)	—	(4)
Net change	1,481	2,593	483	2,173
Cash flow hedges:
Changes in unrealized gains (losses)	1,212	(199)	66	140
Reclassification adjustments for gains included in net loss	(1,009)	(767)	(648)	(160)
Net change	203	(966)	(582)	(20)
Other comprehensive income (loss) before tax	1,684	1,627	(99)	2,153
Income tax expense related to components of other comprehensive income (loss)	153	254	44	215
Other comprehensive income (loss), net of taxes	1,531	1,373	(143)	1,938
Comprehensive income (loss)	$(8,009)	$(5,677)	$(2,652)	$627

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24		$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—		—	—	—	(9,540)	(9,540)
Other comprehensive income, net	—	—		—	—	1,531	—	1,531
Equity-based compensation	—	—		14,098	—	—	—	14,098
Purchase of treasury stock	(340,295)	—	(*)	—	(7,150)	—	—	(7,150)
Issuance of common stock upon exercise of stock-based awards	377,070	—	(*)	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	353,213	—	(*)	(5,403)	7,819	—	(550)	1,866
Balance as of September 30, 2025	24,016,853	$24		$269,944	$(2,553)	$201	$1,103	$268,719

	Common stock
Three months ended September 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892
Net loss	—	—		—	—	—	(2,509)	(2,509)
Other comprehensive loss, net	—	—		—	—	(143)	—	(143)
Equity-based compensation	—	—		4,873	—	—	—	4,873
Purchase of treasury stock	(40,295)	—	(*)	—	(988)	—	—	(988)
Issuance of treasury stock upon exercise of stock-based awards	209,823	—	(*)	(2,672)	4,309	—	(43)	1,594
Balance as of September 30, 2025	24,016,853	$24		$269,944	$(2,553)	$201	$1,103	$268,719

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2024	23,440,848	$23		$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—		—	—	—	(7,050)	(7,050)
Other comprehensive income, net	—	—		—	—	1,373	—	1,373
Equity-based compensation	—	—		11,679	—	—	—	11,679
Purchase of treasury stock	(343,604)	—	(*)	—	(7,456)	—	—	(7,456)
Issuance of common stock upon exercise of stock-based awards	61,065	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	468,438	1		(7,094)	10,133	—	(157)	2,883
Balance as of September 30, 2024	23,626,747	$24		$256,685	$(2,943)	$(956)	$12,960	$265,770

	Common stock
Three months ended September 30, 2024	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2024	23,659,925	$24		$254,302	$(1,917)	$(2,894)	$14,271	$263,786
Net loss	—	—		—	—	—	(1,311)	(1,311)
Other comprehensive income, net	—	—		—	—	1,938	—	1,938
Equity-based compensation	—	—		4,208	—	—	—	4,208
Purchase of treasury stock	(186,301)	—	(*)	—	(4,180)	—	—	(4,180)
Issuance of treasury stock upon exercise of stock-based awards	153,123	—	(*)	(1,825)	3,154	—	—	1,329
Balance as of September 30, 2024	23,626,747	$24		$256,685	$(2,943)	$(956)	$12,960	$265,770

(*)	Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,540)	$(7,050)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2,495	2,155
Amortization of intangible assets	625	835
Equity-based compensation	14,098	11,679
Realized gain on sale of available-for-sale marketable securities	(16)	(14)
Accretion of discount on available-for-sale marketable securities	(635)	(654)
Unrealized foreign exchange gain	(1,123)	(467)
Remeasurement of marketable equity securities	261	97
Changes in operating assets and liabilities:
Trade receivables, net	(12,224)	(7,812)
Prepaid expenses and other assets	(477)	(3,711)
Operating lease right-of-use assets	1,849	1,353
Accrued interest on bank deposits	8	550
Deferred tax, net	(99)	(330)
Trade payables	442	422
Deferred revenues	(547)	400
Accrued expenses and other payables	(920)	(15)
Accrued payroll and related benefits	(4,220)	(703)
Operating lease liability	(2,121)	(1,314)
Accrued severance pay, net	64	8
Net cash used in operating activities	(12,080)	(4,571)

Cash flows from investing activities:
Purchase of property and equipment	(1,428)	(1,926)
Proceeds from the sale of Intrinsix	3,470	540
Asset acquisition	—	(753)
Investment in bank deposits	(2,705)	(2,000)
Proceeds from bank deposits	2,000	10,000
Investment in available-for-sale marketable securities	(49,843)	(41,308)
Proceeds from maturity of available-for-sale marketable securities	59,197	24,580
Proceeds from sale of available-for-sale marketable securities	3,914	9,806
Net cash provided by (used in) investing activities	14,605	(1,061)

Cash flows from financing activities:
Purchase of treasury stock	(7,150)	(7,456)
Proceeds from exercise of stock-based awards	3,224	2,883
Net cash used in financing activities	(3,926)	(4,573)
Effect of exchange rate changes on cash and cash equivalents	173	146
Decrease in cash and cash equivalents	(1,228)	(10,059)
Cash and cash equivalents at the beginning of the period	18,498	23,287
Cash and cash equivalents at the end of the period	$17,270	$13,228

Supplemental information of cash-flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,900	$3,934
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$198	$351
Right-of-use assets obtained in the exchange for operating lease liabilities	$94	$457

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

The financial information in this quarterly report includes the results of Ceva, Inc. and its subsidiaries (the “Company” or “Ceva”).

Ceva is the leader in silicon and software IP enabling Physical AI – the artificial intelligence embedded in billions of devices that connect, sense and infer data in the real world. Ceva views Physical AI as the natural evolution of Edge AI. While Edge AI refers to running AI workloads locally on devices rather than in the cloud, Physical AI extends this concept further: it unifies connectivity, sensing and inference layers into a single fabric that allows devices not only to process data at the edge, but also to interact intelligently with their physical environment and the cloud. Ceva is uniquely positioned as the only company with leadership in innovative silicon and software IP solutions across all three layers. Ceva’s technologies power the connectivity, perception and intelligence in today’s most advanced smart edge products across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets.

Ceva is a trusted partner to many of the leading semiconductor and original equipment manufacturer (“OEM”) companies servicing not only Ceva’s largest target growth markets but also a wide variety of other applications, including smart-home, surveillance, robotics and medical. Ceva’s customers incorporate Ceva’s IP into application-specific integrated circuits and application-specific standard products that they manufacture, market and sell.

Ceva’s portfolio includes:

●	Connectivity: Bluetooth, Wi‑Fi, Ultra‑Wideband, cellular IoT, and 5G‑Advanced IP platforms that form the backbone of secure, high‑performance communication.

●	Sensing: Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general‑purpose digital signal processors (“DSPs”) that transform raw sensor data into actionable intelligence.

●

Inference: The NeuPro family of NPUs – from NeuPro-Nano for embedded AI to NeuPro-M for generative AI – supported by a unified toolchain for simple model deployment and the SensPro family of AI DSPs for high‑performance signal and AI workloads.

Ceva licenses its portfolio of wireless communications and scalable AI IP to its customers, lowering barriers to entry and enabling them to bring new products to market faster, more reliably, efficiently and economically.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2025, the allowance for credit losses amounted to $2,626.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

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

	Remainder of 2025	2026	2027 and thereafter
Licensing and related revenues	$4,673	$6,205	$1,351

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Nine months ended September 30, 2025 (unaudited)			Three months ended September 30, 2025 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$11,991	$3,952	$15,943	$5,301	$1,479	$6,780
Europe and Middle East	2,553	2,465	5,018	837	687	1,524
Asia Pacific	31,548	25,798	57,346	9,890	10,190	20,080
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$30,989	$24,628	$55,617	$9,477	$9,418	$18,895
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	15,103	7,587	22,690	6,551	2,938	9,489
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

Timing of revenue recognition
Products transferred at a point in time	$35,301	$32,215	$67,516	$13,154	$12,356	$25,510
Products and services transferred over time	10,791	—	10,791	2,874	—	2,874
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

	Nine months ended September 30, 2024 (unaudited)			Three months ended September 30, 2024 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$7,985	$4,037	$12,022	$7,174	$945	$8,119
Europe and Middle East	8,318	3,326	11,644	1,473	1,217	2,690
Asia Pacific	27,950	26,087	54,037	6,927	9,471	16,398
Other	13	—	13	—	—	—
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$39,283	$25,533	$64,816	$12,960	$8,801	$21,761
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	4,983	7,917	12,900	2,614	2,832	5,446
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

Timing of revenue recognition
Products transferred at a point in time	$38,154	$33,450	$71,604	$13,431	$11,633	$25,064
Products and services transferred over time	6,112	—	6,112	2,143	—	2,143
Total	$44,266	$33,450	$77,716	$15,574	$11,633	$27,207

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024

Currents assets (classified under “Trade receivables”):
Trade receivables	$14,579	$15,969
Unbilled receivables (associated with licensing and related revenue)	23,331	8,266
Unbilled receivables (associated with royalties)	11,789	12,974
Total current assets	49,699	37,209

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenue)	1,174	2,583

Deferred revenues (short-term contract liabilities)	3,052	3,599

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

During the three and nine months ended September 30, 2025, the Company recognized $646 and $2,748, respectively, that was included in deferred revenues (short-term contract liability) balance at December 31, 2024.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following is a summary of weighted average remaining lease terms and discount rates for all of the Company’s operating leases:

September 30, 2025 (Unaudited)
Weighted average remaining lease term (years)	4.98
Weighted average discount rates	3.74%

Total operating lease cost and cash payments for operating leases were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating lease cost	$2,163	$2,053	$737	$696
Cash payments for operating leases	2,433	2,022	607	713

Maturities of lease liabilities are as follows:

The remainder of 2025	$417
2026	1,117
2027	850
2028	478
2029	352
2030 and thereafter	901
Total undiscounted cash flows	4,115
Less imputed interest	337
Present value of lease liabilities	$3,778

During March 2025, the Company signed an operating lease agreement for new offices in Israel, resulting in an additional lease commitment of approximately $9,900. As of September 30, 2025, the lease has not yet commenced. The lease is expected to commence during the fourth quarter of 2025, and will remain in effect until December 30, 2035, with an option to extend the lease for an additional period of up to 5 years, subject to the conditions of the lease agreement.

NOTE 7:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2025 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$61,009	$226	$(389)	$60,846

Available-for-sale - matures after one year through three years:
Corporate bonds	70,978	372	(215)	71,135
Total
	$131,987	$598	$(604)	$131,981

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$61,113	$41	$(146)	$61,008

Available-for-sale - matures after one year through three years:
Corporate bonds	83,491	221	(1,603)	82,109

Total	$144,604	$262	$(1,749)	$143,117

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2025, and December 31, 2024, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2025 (unaudited)	$12,074	$(38)	$30,366	$(566)
As of December 31, 2024	$28,762	$(160)	$61,996	$(1,589)

As of September 30, 2025, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$16	$19	$—	$4
Gross realized losses from sale of available-for-sale marketable securities	$—	$(5)	$—	$—

NOTE 8:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2025 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$131,981	$—	$131,981	$—
Foreign exchange contracts	$203	$—	$203	$—
Investments in marketable equity securities	$51	$51	$—	$—

Description	December 31, 2024	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$143,117	$—	$143,117	$—
Investments in marketable equity securities	$312	$312	$—	$—

NOTE 9:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

a.	Summary information about geographic areas:

	Nine months ended September 30,						Three months ended September 30,
	2025 (unaudited)			2024 (unaudited)			2025 (unaudited)			2024 (unaudited)
Revenues based on customer location:
United States		$15,943			$12,022			$6,780		$8,119
Europe and Middle East		5,018			11,644			1,524		2,690
Asia Pacific (1)(2)		57,346			54,037			20,080		16,398
Other		—			13			—		—
		$78,307			$77,716			$28,384		$27,207

(1) China		$44,590			$39,748			$14,746		$10,723
(2) South Korea	$		*)	$		*)	$		*)	$3,033

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	September 30, 2025 (unaudited)	December 31, 2024
Long-lived assets by geographic region:
Israel	$4,513	$6,788
France	1,770	1,916
United States	1,312	1,716
Greece	1,283	984
Other	1,092	1,284
	$9,970	$12,688

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Nine months ended September 30,				Three months ended September 30,
	2025 (unaudited)		2024 (unaudited)		2025 (unaudited)	2024 (unaudited)

Customer A	15%		13%		11%	13%
Customer B	*	)	*	)	11%	*	)
Customer C	*	)	*	)	11%	*	)
Customer D	*	)	*	)	* )	17%

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	September 30, 2025 (unaudited)		December 31, 2024

Customer A	17%		24%
Customer B	*	)	12%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 10:	FINANCIAL INCOME, NET

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Interest income	$3,907	$3,771	$1,336	$1,225
Gain on available-for-sale marketable securities, net	16	14	—	4
Amortization of discount on available-for-sale marketable securities, net	635	654	175	268
Foreign exchange gain (loss), net	908	523	(266)	802

Total	$5,466	$4,962	$1,245	$2,299

NOTE 11:	NET LOSS PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Numerator:
Net loss	$(9,540)	$(7,050)	$(2,509)	$(1,311)
Denominator (in thousands):
Basic and diluted weighted average common stock outstanding	23,869	23,605	23,942	23,678

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.10)	$(0.06)

The total number of shares related to outstanding equity-based awards was 1,902,594 for both the three and nine months ended September 30, 2025, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,684,428 for both the three and nine months ended September 30, 2024, and in each case was excluded from the calculation of diluted net loss per share.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2025, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	84,025	$22.45	2.7	$765
Granted	—	—
Exercised	(27,000)	19.43
Forfeited or expired	—	—
Outstanding as of September 30, 2025 (unaudited)	57,025	$23.87	3.1	$165
Exercisable as of September 30, 2025 (unaudited)	40,650	$25.13	2.2	$72

As of September 30, 2025, there was $174 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.6 years.

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

(*) As of September 30, 2025, the Company's management estimates that it is probable that the performance condition will be met by year end.

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2025, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2024	1,603,508	$21.01
Granted	908,517	23.57
Vested	(557,163)	24.42
Forfeited or expired	(109,293)	20.70
Unvested as of September 30, 2025 (unaudited)	1,845,569	$22.55

As of September 30, 2025, there was $28,043 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Cost of revenue	$493	$570	$168	$176
Research and development, net	7,778	6,866	2,639	2,421
Sales and marketing	1,735	1,307	571	491
General and administrative	4,092	2,936	1,495	1,120
Total equity-based compensation expense	$14,098	$11,679	$4,873	$4,208

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30						Three months ended September 30
	2025 (unaudited)			2024 (unaudited)			2025 (unaudited)	2024 (unaudited)
Expected dividend yield	0%			0%			0%	0%
Expected volatility	41%	-	70%	46%	-	50%	70%	50%
Risk-free interest rate	4.0%	-	4.4%	4.9%	-	5.3%	4.0%	4.9%
Contractual term of up to (months)	24			24			24	24

NOTE 13:	TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The impact of OBBBA for the quarter ended September 30, 2025 did not have a material impact on the Company’s financial position for the period. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.

NOTE 14:	DERIVATIVES AND HEDGING ACTIVITIES

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $1,400. There were no open Hedging Contracts as of December 31, 2024.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2025 (unaudited)	December 31, 2024
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$203	$—
Total	$203	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive gain (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$283	$41	$1	$25
Foreign exchange forward contracts	929	(240)	65	115
	$1,212	$(199)	$66	$140

The net gains reclassified from “accumulated other comprehensive gain (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(283)	$(41)	$(283)	$(16)
Foreign exchange forward contracts	(726)	(726)	(365)	(144)
	$(1,009)	$(767)	$(648)	$(160)

The Company recorded in cost of revenues and operating expenses a net gain of $648 and $1,009 during the three and nine months ended September 30, 2025, respectively, and a net gain of $160 and $767 during the comparable periods of 2024, related to its Hedging Contracts.

NOTE 15:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2025 (unaudited)			Three months ended September 30, 2025 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,330)	$—	$(1,330)	$(441)	$785	$344
Other comprehensive income before reclassifications	1,343	1,212	2,555	439	66	505
Amounts reclassified from accumulated other comprehensive loss	(15)	(1,009)	(1,024)	—	(648)	(648)
Net current period other comprehensive income (loss)	1,328	203	1,531	439	(582)	(143)
Ending balance	$(2)	$203	$201	$(2)	$203	$201

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	Nine months ended September 30, 2024 (unaudited)			Three months ended September 30, 2024 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(2,936)	$42	$(2,894)
Other comprehensive income (loss) before reclassifications	2,353	(200)	2,153	1,962	140	2,102
Amounts reclassified from accumulated other comprehensive loss	(14)	(766)	(780)	(4)	(160)	(164)
Net current period other comprehensive income (loss)	2,339	(966)	1,373	1,958	(20)	1,938
Ending balance	$(978)	$22	$(956)	$(978)	$22	$(956)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Nine months ended September 30,		Three months ended September 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Unrealized gains on cash flow hedges	$29	$17	$18	$4	Cost of revenues
	833	653	536	135	Research and development
	39	19	25	4	Sales and marketing
	108	78	69	17	General and administrative
	1,009	767	648	160	Total, before income taxes
	—	1	—	—	Income tax expense
	1,009	766	648	160	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	16	14	—	4	Financial income, net
	1	—	—	—	Income tax expense
	15	14	—	4	Total, net of income taxes
	$1,024	$780	$648	$164	Total, net of income taxes

NOTE 16:	SHARE REPURCHASE PROGRAM

During the three months ended September 30, 2025, the Company repurchased 40,295 shares of common stock at an average purchase price of $24.53 per share for an aggregate purchase price of $988. During the nine months ended September 30, 2025, the Company repurchased 340,295 shares of common stock at an average purchase price of $21.01 per share for an aggregate purchase price of $7,150. During the three months ended September 30, 2024, the Company repurchased 186,301 shares of common stock at an average purchase price of $22.44 per share for an aggregate purchase price of $4,180. During the nine months ended September 30, 2024, the Company repurchased 343,604 shares of common stock at an average purchase price of $21.70 per share for an aggregate purchase price of $7,456. As of September 30, 2025, 684,486 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

NOTE 17:	SUBSEQUENT EVENTS

In February, August and November 2023, the Committee approved of the grant of an aggregate of 199,318 PSUs (the “Long-Term PSUs”) to the Company’s executive officers and certain other senior employees, pursuant to the 2011 Plan, except with respect to Amir Panush, the Company’s chief executive officer, who received an inducement award on substantially the same terms. The Long-Term PSUs provided for vesting upon the first achievement of specified performance goals during the three-year period from January 1, 2023 through December 31, 2025. On November 9, 2025, the Committee determined to amend the Long-Term PSUs to extend the performance period to December 31, 2027. The Committee determined to approve the extension, in lieu of allowing the Long-Term PSUs to potentially expire unvested, based on its belief that the achievement of the Long-Term PSU goals during the extended period would still reflect significant improvements in operating performance and that the extension would therefore align executive incentives with long-term value for the Company and its stockholders.

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

BUSINESS OVERVIEW

We enable Physical AI, the artificial intelligence embedded in billions of devices that connect, sense and infer data in the real world. We view Physical AI as the natural evolution of Edge AI. While Edge AI refers to running AI workloads locally on devices rather than in the cloud, Physical AI extends this concept further: it unifies connectivity, sensing and inference layers into a single fabric that allows devices not only to process data at the edge, but also to interact intelligently with their physical environment and the cloud. Ceva is uniquely positioned as the only company with leadership in innovative silicon and software IP solutions across all three layers.

According to IPnest, we commanded 68% of the wireless connectivity IP market in 2024. Since 2003, more than 20 billion devices have shipped with Ceva IP, including approximately 2 billion in 2024 alone. Our technologies power the connectivity, perception and intelligence in today’s most advanced smart edge products across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets. Based on market research, we believe these sectors will represent a $170 billion total addressable market for Physical AI and Edge AI by 2030.

Our portfolio spans:

●

Connectivity layer (wireless transport): Bluetooth, Wi‑Fi, Ultra‑Wideband (UWB), cellular internet-of-things (IoT), and 5G‑Advanced IP platforms that form the backbone of ubiquitous, secure, and high‑performance communication.

●

Sensing layer (software and DSPs): Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general‑purpose digital signal processors (DSPs) that transform raw sensor data into actionable intelligence.

●

Inference layer (NPUs and AI DSPs): The NeuPro family of neural processing units (NPUs), from NeuPro‑Nano for embedded AI to NeuPro‑M for generative AI, supported by a unified toolchain and software stack for simple model deployment, and the SensPro family of AI DSPs for high‑performance signal and AI workloads.

Together, these layers make Ceva, with our unified AI fabric, an essential enabler of Physical AI that breaks down barriers to entry and accelerates time‑to‑market for our customers.

For more than three decades, we have been a trusted partner to hundreds of leading semiconductor and original equipment manufacturer (OEM) companies, serving not only our largest target growth markets but also a wide variety of other applications, including smart home, surveillance, robotics and medical. Our transformative semiconductor IP and embedded software offerings are incorporated by customers into application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) to enable power‑efficient, intelligent, secure and connected devices that connect, sense and infer – the three critical pillars of the rapidly evolving era of AI‑enabled smart edge technology.

We license our portfolio of wireless communications and scalable Edge AI IP to our customers, breaking down barriers to entry and enabling them to bring new cutting-edge products to market faster, more reliably, efficiently and economically.

We believe our portfolio of technologies comprised of connectivity, sensing and inference – the three foundational layers of Physical AI – positions Ceva at the center of the most important megatrends shaping the semiconductor industry, including 5G expansion, generative and embedded AI, industrial automation and vehicle electrification. Demand across these areas continues to drive strong interest in our IP portfolio, both in established markets and in new, emerging use cases. In the third quarter of 2025, we signed twelve IP licensing agreements that underscore this momentum: a comprehensive deal with Microchip to adopt our full NeuPro NPU portfolio and embed AI across their product families; multiple agreements for our SensPro AI DSPs, including one with a global electronics OEM targeting home appliances and another with an automotive customer developing an ADAS chiplet architecture; and a major connectivity win with a leading customer licensing our Wi‑Fi 7 and Bluetooth High Data Throughput IP for their upcoming roadmaps. These agreements not only validate the breadth of our portfolio but also cement multi‑year volume and royalty ramps, reinforcing Ceva’s role as the enabler of Physical AI across consumer, automotive, industrial and infrastructure markets.

We believe the following key elements represent significant growth drivers for Ceva as the leader in silicon and software IP enabling Physical AI, spanning the three foundational layers of connectivity, sensing and inference:

●

Connectivity layer – Foundation for billions of devices: Our broad Bluetooth, Wi‑Fi, UWB, and cellular IoT IP platforms address the high‑volume IoT, industrial, consumer, and smart home markets. ABI Research projects more than 16.5 billion devices annually by 2029. With leadership in Wi‑Fi 6 and Wi‑Fi 7 IP, and record Wi‑Fi 6 shipments in 2025, we believe we are positioned to capture higher royalty revenues as customers transition to newer standards.

●

Connectivity layer – 5G everywhere: Our PentaG2 platform and DSPs for 5G mobile broadband and 5G RedCap provide one of the industry’s most comprehensive baseband IP solutions, enabling fixed wireless access, satellite communications, robotics, automotive and industrial applications.

●

Connectivity layer – Infrastructure intelligence: Our PentaG RAN platform, including the Ceva‑XC22 multi‑thread DSP, extends our leadership into 5G RAN and 5G Advanced for data centers and infrastructure, enabling scalable, customizable solutions for next‑generation networks.

●

Sensing layer – Consumer audio and spatial intelligence: High‑volume consumer audio markets such as TWS earbuds, AR/VR headsets, and wearables represent incremental growth opportunities for our Bluetooth, Audio AI DSPs, NPUs and RealSpace Spatial Audio & Head Tracking software. Recent design wins with Nothing and other consumer brands highlight growing adoption.

●

Sensing layer – Software intelligence at scale: Our MotionEngine software, already shipped in more than 400 million devices, enhances MEMS‑based inertial and environmental sensors across robotics, smartphones, laptops, TWS earbuds, and more. Combined with our SensPro DSPs and NeuPro NPUs, we believe this positions Ceva as a one‑stop shop for sensor processing and AI‑driven user experiences.

●

Inference layer – Generative and classic AI at the edge: Our NeuPro‑M AI NPU family delivers efficient, high‑performance architectures for generative and classic AI across devices from gateways and notebooks to AR/VR and smartphones. Recent agreements include Microchip’s portfolio license win for our NeuPro-M and NeuPro-Nano family of NPUs.

●

Inference layer – Embedded AI and TinyML: Our NeuPro‑Nano NPUs bring cost‑ and power‑efficient AI to microcontrollers and systems-on-chips (SoCs), enabling artificial IoT (AIoT) devices for sound, vision, vibration, and health monitoring. ABI Research projects that by 2030, over 50% of TinyML shipments will be powered by dedicated embedded AI hardware such as NeuPro‑Nano.

●

Inference layer – AI DSPs for perception and sensor intelligence: Our SensPro2 AI DSP family addresses demand for efficient, high‑performance AI signal processing across sensor‑rich applications, from smartphones and drones to automotive ADAS and industrial IoT. Bloomberg Intelligence forecasts $58 billion in computer vision AI hardware and $110 billion in conversational AI hardware revenues by 2032, underscoring the scale of this opportunity. SensPro, as an inference‑class AI DSP, extends Ceva’s leadership beyond NPUs into versatile, programmable AI compute.

As a result of our focus on silicon and software IP solutions spanning the connectivity, sensing and inference layers of Physical AI, we believe Ceva is well positioned for sustained, long‑term growth in both shipments and royalty revenues. Our diversified royalty streams reflect a broad range of advanced semiconductor packages (ASPs) – from high‑volume Bluetooth and Wi‑Fi connectivity platforms that power billions of consumer devices to higher‑value inference engines and AI DSPs such as NeuPro and SensPro, as well as infrastructure‑class platforms like PentaG-RAN. We believe this mix provides both scale and resilience, enabling us to capture growth across consumer, automotive, industrial and infrastructure markets while reinforcing our role as the enabler of Physical AI.

CURRENT TRENDS

We believe the long-term trend of digital transformation is evolving into a new era defined by Physical AI – the next phase of Edge AI – where intelligence is embedded directly into the devices that connect, sense and interact with the real world. Our ubiquitous IP portfolio and collaborative licensing model position us to capture secular growth across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets.

Our customers are increasingly receptive to our roadmap because it aligns with their need to add connectivity, sensing and intelligence at the edge. In 2024, this strategy returned us to year-over-year revenue growth of 10%, outperforming our initial expectations of 4% to 8%. For 2025, we expected continued expansion of licensing and related revenues driven by demand for intelligent, connected devices, particularly in industrial IoT and consumer IoT devices. The third quarter of 2025 provided further evidence of this trend, with twelve total licensing agreements, including a comprehensive NPU portfolio deal with Microchip, new AI DSP wins in consumer electronics and automotive ADAS, and multi-year connectivity ramps in Wi Fi 7 and Bluetooth.

On royalties, we anticipate continued growth in 2025 from our connectivity platforms, particularly Bluetooth, Wi Fi and cellular IoT, which achieved record shipments in 2024. In the third quarter of 2025, we recorded a record high volume of our cellular IoT and Wi-Fi IP powering customer shipments. We also expect incremental royalties from a leading U.S. mobile OEM’s in-house 5G modem powered by our DSPs, which expanded into smartphones and tablets in 2025. These milestones reinforce our role as the leader in silicon and software IP enabling Physical AI across both high volume consumer devices and high value infrastructure and automotive applications.

In addition, we expect to complement our strong presence in the Asia-Pacific region by further expanding our customer base and revenues in Europe and the U.S., as reflected in our increasingly diversified geographic revenue mix from 2022 through 2024. This balance strengthens our resilience and underscores Ceva’s role as the leader in silicon and software IP enabling Physical AI across global markets.

However, the global economy continues to be impacted by macroeconomic conditions, including as a volatile interest rate environment, ongoing inflation and recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers could delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us, and which could result in lower licensing revenues. In addition, lower consumer demand may result in lower royalty revenues as our customers ship fewer units. These factors may make it difficult for us to forecast and plan future budgetary decisions or business activities accurately. Accordingly, while we do not currently expect our IP solutions will themselves be subject to tariffs, the indirect impact on consumer demand, among other factors, increased the uncertainty about the year. Given these evolving dynamics, as well as our lower than anticipated revenues for the first quarter, in May 2025, we adopted a more cautious outlook and lowered our revenue guidance for the 2025 fiscal year from around a high-single digits range to a low-single digits range for growth over 2024 annual revenues. We have not changed this guidance to date.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. Nevertheless, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty and additional employees may be called in the future, if needed. The Company has executed its business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates. Currently a cease-fire is in place, resulting in “back to normal” work and life and travel environments. For more information, please refer to the risk factor titled “Our operations in Israel may be adversely affected by instability in the Middle East region” in Part I—Item IA—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $28.4 million and $78.3 million for the third quarter and first nine months of 2025, respectively, representing an increase of 4% and 1% as compared to the corresponding periods in 2024. The increase in total revenues for the third quarter of 2025 was due to higher licensing and related revenues and higher royalty revenues, as further described below. The increase in total revenues for the first nine months of 2025 was due to higher licensing and related revenues, offset by lower royalty revenues, as further described below.

Our five largest customers accounted for 45% and 39% of our total revenues for the third quarter and first nine months of 2025, respectively, as compared to 48% and 44% for the comparable periods in 2024. Three customers each accounted for 11% of our total revenues for the third quarter of 2025, as compared to two customers that accounted for 17% and 13% of our total revenues for the third quarter of 2024. One customer accounted for 15% of our total revenues for the first nine months of 2025, as compared to one customer that accounted for 13% of our total revenues for the first nine months of 2024. Sales to UNISOC (formerly Spreadtrum Communications, Inc. and RDA Corporation) represented 11% and 15% of our total revenues for the third quarter and first nine months of 2025, respectively. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2025 and collectively represented 36% and 35% of our total royalty revenues for the third quarter and first nine months of 2025, respectively. Two royalty paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2024 and collectively represented 43% of our total royalty revenues for both the third quarter and first nine months of 2024. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry.

The following table sets forth use cases for the Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Nine Months 2025	First Nine Months 2024	Third Quarter 2025	Third Quarter 2024

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	71%	83%	67%	80%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	29%	17%	33%	20%

Licensing and Related Revenues

Licensing and related revenues were $16.0 million and $46.1 million for the third quarter and first nine months of 2025, respectively, representing an increase of 3% and 4% as compared to the corresponding periods in 2024. In licensing, we secured several strategic agreements that reinforce our market‑leading position in wireless connectivity and accelerate our expansion in AI. The third quarter of 2025 was marked by strong execution across our core pillars – connect, sense and infer – and highlights the breadth and strength of our IP portfolio. The most significant win was in AI, where Microchip, one of the world’s leading microcontroller and connectivity providers, adopted our full NeuPro NPU portfolio for its future roadmap. We believe this win represents a strong proof point of a broader industry trend: major microcontroller unit and semiconductor vendors are standardizing to embed AI across their product lines, bringing more on‑device intelligence for performance, user experience, privacy and cost. The increase in licensing and related revenues for the first nine months of 2025 was primarily due to the aforementioned increase in revenue coming from our Edge AI technologies, as well as several key deals signed with strategic customers incorporating our new Bluetooth 7 solutions in their long-term roadmaps, partially offset by two strategic deals signed in the second quarter of 2024 with our large OEM customers in wireless infrastructure for their development of next-generation ASICs.

During the quarter, twelve IP licensing agreements were signed, targeting a wide range of end markets and applications, including NPU for AI across industrial, consumer, automotive and other end markets, AI DSP for automotive ADAS and home appliances, communications DSPs for vehicle-2-everything (V2X) and satellite, and Bluetooth and Wi-Fi connectivity for a wide range of consumer, wearables, smart home and industrial smart edge devices. One of the deals signed was with a first-time customer and one was with an OEM customer.

Licensing and related revenues accounted for 56% and 59% of our total revenues for the third quarter and first nine months of 2025, respectively, as compared to 57% for both the comparable periods of 2024.

Royalty Revenues

Royalty revenues were $12.4 million and $32.2 million for the third quarter and first nine months of 2025, respectively, representing an increase of 6% and a decrease of 4% as compared to the corresponding periods in 2024. The first nine months of 2025 included revenue of $0.3 million following the resolution of royalty audits. The third quarter and first nine months of 2024 included revenue of $0.3 million and $2.0 million, respectively, following the resolution of royalty audits. Excluding these amounts, the third quarter and first nine months of 2025 would have been up by 9% and 1%, respectively, as compared to the comparable periods of 2024. Royalty revenues accounted for 44% and 41% of our total revenues for the third quarter and first nine months of 2025, respectively, as compared to 43% for both the comparable periods of 2024. We delivered solid growth across most of our markets, with royalties up 6% year-over-year and 16% sequentially. Consumer IoT was a key driver, posting 9% year-over-year growth, supported by record shipments in cellular IoT and Wi-Fi. Our 5G RAN infrastructure customers also had a strong quarter, with revenues up 91% compared to last year. In automotive, ADAS ramps at our two large semiconductor customers continued to accelerate, contributing to overall royalty growth in the quarter. Mobile royalties grew 4% year-over-year and 7% sequentially, driven by a recovering low-end smartphone segment. At the high end, our U.S. OEM customer launched a second smartphone model featuring its in-house 5G modem with Ceva technology, and as this model expands into more markets in the fourth quarter, we expect further royalty growth.

The five largest royalty-paying customers accounted for 54% of our total royalty revenues for both the third quarter and first nine months of 2025, as compared to 61% and 60% for the comparable periods of 2024.

Geographic Revenue Analysis

	Nine Months 2025			Nine Months 2024			Third Quarter 2025			Third Quarter 2024
	(in millions, except percentages)
United States		$15.9	20%		$12.0	15%		$6.8	24%	$8.1	30%
Europe and Middle East		$5.0	7%		$11.6	15%		$1.5	5%	$2.7	10%
Asia Pacific (1) (2)		$57.3	73%		$54.0	70%		$20.1	71%	$16.4	60%

(1) China		$44.6	57%		$39.7	51%		$14.7	52%	$10.7	39%
(2) South Korea	$	*)	*)	$	*)	*)	$	*)	*)	$3.0	11%

*) Less than 10%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues both in absolute dollars and percentage terms generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.4 million and $10.4 million for the third quarter and first nine months of 2025, respectively, as compared to $4.0 million and $9.4 million for the comparable periods of 2024. Cost of revenues accounted for 12% and 13% of our total revenues for the third quarter and first nine months of 2025, respectively, as compared to 15% and 12% for the comparable periods of 2024. The decrease for the third quarter of 2025 primarily reflected lower third-party IP costs, and lower payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the IIA). The increase for the first nine months of 2025 principally reflected higher strategically beneficial customization and implementation work associated with the strategic 5G-Advanced deals we signed in the second half of 2024, partially offset by lower payments to the IIA. Included in cost of revenues for the third quarter and first nine months of 2025 was a non-cash equity-based compensation expense of $168,000 and $493,000, respectively, as compared to $176,000 and $570,000 for the comparable periods of 2024.

Gross Margin

Gross margin for the third quarter and first nine months of 2025 was 88% and 87%, respectively, as compared to 85% and 88% for the comparable periods of 2024. The increase for the third quarter of 2025 mainly reflected lower cost of revenues, as set forth above. The decrease for the first nine months of 2025 mainly reflected higher cost of revenues, as set forth above.

Operating Expenses

Total operating expenses were $27.1 million and $78.8 million for the third quarter and first nine months of 2025, respectively, as compared to $25.9 million and $75.9 million for the comparable periods of 2024. The net increase for the third quarter of 2025 principally reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by lower allowance for credit losses. The net increase for the first nine months of 2025 principally reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by higher allocation of customization and implementation work for our licensees to cost of revenues.

Research and Development Expenses, Net

Total research and development expenses, net were $19.5 million and $55.9 million for the third quarter and first nine months of 2025, respectively, as compared to $18.0 million and $54.7 million for the comparable periods of 2024. The increase for the third quarter of 2025 principally reflected higher salaries and employee-related costs. The increase for the first nine months of 2025 principally reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by higher allocation of customization and implementation work for our licensees to cost of revenues. Included in research and development expenses for the third quarter and first nine months of 2025 were non-cash equity-based compensation expenses of $2,639,000 and $7,778,000, respectively, as compared to $2,421,000 and $6,866,000 for the comparable periods of 2024. Research and development expenses as a percentage of our total revenues were 69% and 71% for the third quarter and first nine months of 2025, as compared to 66% and 70% for the comparable periods of 2024. The percentage increase for both the third quarter and first nine months of 2025, as compared to the comparable periods of 2024, was mainly due to the same reasons as set forth above for the increase in research and development expenses.

The number of research and development personnel was 322 at September 30, 2025, as compared to 326 at September 30, 2024.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.0 million and $9.8 million for the third quarter and first nine months of 2025, respectively, as compared to $3.1 million and $9.0 million for the comparable periods of 2024. The increase for the first nine months of 2025 principally reflected higher salaries and employee-related costs, and higher non-cash equity-based compensation expenses. Included in sales and marketing expenses for the third quarter and first nine months of 2025 were non-cash equity-based compensation expenses of $571,000 and $1,735,000, respectively, as compared to $491,000 and $1,307,000 for the comparable periods of 2024. Sales and marketing expenses as a percentage of our total revenues were 11% and 12% for the third quarter and first nine months of 2025, respectively, as compared to 11% and 12% for the comparable periods of 2024.

The total number of sales and marketing personnel was 32 at both September 30, 2025, and 2024.

General and Administrative Expenses

Our general and administrative expenses were $4.4 million and $12.7 million for the third quarter and first nine months of 2025, respectively, as compared to $4.6 million and $11.8 million for the comparable periods of 2024. The decrease for the third quarter of 2025 primarily reflected lower allowance for credit losses, partially offset by higher non-cash equity-based compensation expenses. The increase for the first nine months of 2025 primarily reflected higher non-cash equity-based compensation expenses and higher professional services costs, partially offset by lower allowance for credit losses. Included in general and administrative expenses for the third quarter and first nine months of 2025 were non-cash equity-based compensation expenses of $1,495,000 and $4,092,000, respectively, as compared to $ 1,120,000 and $2,936,000 for the comparable periods of 2024. General and administrative expenses as a percentage of our total revenues were 15% and 16% for the third quarter and first nine months of 2025, respectively, as compared to 17% and 15% for the comparable periods of 2024.

The number of general and administrative personnel was 49 at September 30, 2025, as compared to 45 at September 30, 2024.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.4 million for the third quarter and first nine months of 2025, respectively, as compared to $0.1 million and $0.4 million for the comparable periods of 2024. The amortization charges for both the third quarter and first nine months of 2025 and 2024 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	Nine Months 2025	Nine Months 2024	Third Quarter 2025	Third Quarter 2024
Financial income, net	$5.47	$4.96	$1.25	$2.30
of which:
Interest income and gains and losses from marketable securities, net	$4.56	$4.44	$1.51	$1.50
Foreign exchange gain (loss)	$0.91	$0.52	$(0.26)	$0.80

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. This has resulted in a foreign exchange loss of $0.26 million and a foreign exchange gain of $0.91 million for the third quarter and first nine months of 2025, respectively, as compared to a foreign exchange gain of $0.80 million and $0.52 million for the comparable periods of 2024.

Remeasurement of Marketable Equity Securities

We recorded a gain of $1,000 and a loss of $261,000 for the third quarter and first nine months of 2025, respectively, as compared to a gain of $21,000 and a loss of $97,000 for the comparable periods of 2024, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

Our income tax expenses was $1.7 million and $3.8 million for the third quarter and first nine months of 2025, respectively, as compared to $1.0 million and $4.3 million for the comparable periods of 2024. The increase for the third quarter of 2025 primarily reflected higher tax expenses on income generated in our French subsidiary (under the French IP Box regime). The decrease for the first nine months of 2025 primarily reflected lower withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities.

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (”OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions of OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modification of several international tax provisions, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. The impact of OBBBA for the quarter ended September 30, 2025 did not have a material impact on our financial position for the period. We continue to evaluate the impact of OBBBA on our consolidated financial statements and will update its estimates as additional guidance becomes available.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had approximately $17.3 million in cash and cash equivalents, $2.8 million in bank deposits, and $132.0 million in marketable securities, totaling $152.1 million, as compared to $163.6 million at December 31, 2024. The decrease for the first nine months of 2025 principally reflected cash used in operating activities and funds used to repurchase 340,295 shares of common stock for an aggregate consideration of approximately $7.2 million, partially offset by cash proceeds from exercise of stock-based awards and our receipt of cash proceeds of $3.5 million in connection with the sale of Intrinsix that were released from escrow in the second quarter of 2025.

Out of total cash, cash equivalents, bank deposits and marketable securities of $152.1 million, $127.5 million was held by our foreign subsidiaries. Our intent is to permanently reinvest earnings of our foreign subsidiaries, and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if these funds were needed for our operations in the United States, we would be required to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2025, we invested $52.5 million of cash in bank deposits and marketable securities with maturities up to 36 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $65.1 million. All our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first nine months of 2025 was immaterial. For more information about our marketable securities, see Note 7 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2025.

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

Operating Activities

Cash used in operating activities for the first nine months of 2025 was $12.1 million and consisted of net loss of $9.5 million, adjustments for non-cash items of $15.7 million, and changes in operating assets and liabilities of $18.3 million. Adjustments for non-cash items primarily consisted of $3.1 million of depreciation and amortization of intangible assets, and $14.1 million of equity-based compensation expenses, partially offset by $1.1 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $12.2 million, a decrease in accrued expenses and other payables of $0.9 million, a decrease in accrued payroll and related benefits of $4.2 million (mainly as a result of a yearly bonus payments), and a decrease in deferred revenues of $0.5 million.

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

Investing Activities

Net cash provided by investing activities for the first nine months of 2025 was $14.6 million, compared to $1.1 million of net cash used in investing activities for the comparable period of 2024. We had a cash outflow of $49.8 million and a cash inflow of $63.1 million with respect to investments in marketable securities during the first nine months of 2025, as compared to a cash outflow of $41.3 million and a cash inflow of $34.4 million with respect to investments in marketable securities during the first nine months of 2024. For the first nine months of 2025, we had a net investment of $0.7 million in bank deposits, as compared to net proceeds of $8.0 million from bank deposits for the comparable period of 2024. We had a cash outflow of $1.4 million and $1.9 million during the first nine months of 2025 and 2024, respectively, from purchase of property and equipment. For the first nine months of 2025 and 2024, we had a cash inflow of $3.5 million and $0.5 million, respectively, in connection with the release of escrowed funds associated with the sale of Intrinsix. For the first nine months of 2024, we had a cash outflow of $0.8 million for the acquisition of a Greek-based company.

Financing Activities

Net cash used in financing activities for the first nine months of 2025 was $3.9 million, as compared to net cash used in financing activities in the amount of $4.6 million for the comparable period of 2024.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock pursuant to Rule 10b-18 of the Exchange Act, which was extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and November 2024. During the first nine months ended September 30, 2025, we repurchased 340,295 shares of common stock at an average purchase price of $21.01 per share for an aggregate purchase price of $7.2 million. During the first nine months ended September 30, 2024, we repurchased 343,604 shares of common stock at an average purchase price of $21.70 per share for an aggregate purchase price of $7.5 million. As of September 30, 2025, we had 684,486 shares available for repurchase.

During the first nine months of 2025, we received $3.2 million from the exercise of stock-based awards, as compared to $2.9 million received for the comparable period of 2024.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange loss of $266,000 and a foreign exchange gain of $908,000 for the third quarter and first nine months of 2025, respectively, and a foreign exchange gain of $802,000 and $523,000 for the comparable periods of 2024.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the third quarter and first nine months of 2025, we recorded accumulated other comprehensive loss of $582,000 and accumulated other comprehensive gain $203,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2024, we recorded accumulated other comprehensive loss of $20,000 and $966,000, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2025, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was $203,000, which will be recorded in the consolidated statements of income (loss) during the following one month. We recognized a net gain of $648,000 and $1,009,000 for the third quarter and first nine months of 2025, respectively, and a net gain of $160,000 and $767,000 for the comparable periods of 2024, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of September 30, 2025, the unrealized losses associated with our investments were approximately $6 thousand. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first nine months of 2025. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $1.51 million and $4.56 million for the third quarter and first nine months of 2025, respectively, as compared to $1.50 million and $4.44 million for the comparable periods of 2024. The increase in interest income, and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2025 principally reflected higher yields, partially offset by lower combined bank deposits and marketable securities balances held.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. As of September 30, 2025, our interim condensed consolidated balance sheet includes a provision of approximately $300,000 for these matters. We are not a party to any other litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2025 to July 31, 2025)	—	—	—	724,781
Month #2 (August 1, 2025 to August 31, 2025)	—	—	—	724,781
Month #3 (September 1, 2025 to September 30, 2025)	40,295	$24.53	40,295	684,486
TOTAL	40,295	$24.53	40,295	684, 486	(2)

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

During the nine months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a14(a)/15d14(a) Certification of Chief Executive Officer.
31.2	Rule 13a14(a)/15d14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from Ceva, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, Inc.

Date: November 10, 2025	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: November 10, 2025	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)