Form 10-K
period 2025-12-31
CEVA INC
filed 2026-02-27
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐                           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes ☒                           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                           No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $314,441,638 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System on June 30, 2025. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the Registrant have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2026
Common Stock, $0.001 par value per share	27,754,136 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2026 (the “2026 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III.

PART I

FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss these risks, uncertainties and other factors in this Annual Report in greater detail under Part I—Item 1A—“Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

ITEM 1.	BUSINESS

Company Overview

We are the leader in silicon and software intellectual property (“IP”) enabling Physical AI - the intelligence embedded directly into billions of devices that connect, sense, and infer data in the real world. Physical AI represents the natural evolution of Edge AI. While traditional Edge AI focuses on local inference on devices, Physical AI unifies connectivity, sensing, and inference into a cohesive technology fabric. This integrated approach allows devices not only to process information at the edge but also to understand their physical surroundings, communicate seamlessly, and interact intelligently with both the environment and the cloud. As Physical AI adoption accelerates across markets, these foundational layers are becoming essential for next‑generation consumer, automotive, industrial, and mobile systems.

We are the only IP company with established leadership and deep expertise across all three foundational layers of Physical AI – connect, sense and infer. Our comprehensive portfolio powers the connectivity, perception, and intelligence capabilities of many of today’s most advanced smart edge products across the consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets. Devices incorporating Ceva IP have shipped in more than 20 billion units since 2003, and today our technologies are embedded in approximately 2 billion devices annually, reflecting the ubiquity and long‑term durability of our IP across multiple generations of silicon and end‑market product cycles.

Our business model centers on licensing our IP platforms, processors, software, and related technologies to semiconductor and original equipment manufacturer (“OEM”) customers. These customers integrate our technologies into their application specific integrated circuits (“ASICs”), application specific standard products (“ASSPs”), and systems on chip (“SoCs”), which they manufacture, market, and sell globally. By providing pre‑validated, production‑proven IP and comprehensive software stacks, we enable our customers to reduce development time, improve performance and power efficiency, streamline certification and compliance, and bring differentiated products to market more reliably and cost‑effectively.

We operate with a global development footprint of more than 400 R&D, support, and sales professionals, reflecting the multidisciplinary expertise required to support wireless communications, advanced AI DSP architectures, AI inference engines, sensor fusion algorithms, and embedded software. Our headquarters is located in Rockville, Maryland, and we maintain development centers in France, Greece, Ireland, Israel, Serbia, and the United States. This globally distributed engineering model allows us to attract specialized talent, collaborate closely with customers in key regions, and support complex, multi‑site development programs.

We are a sustainability‑focused and environmentally conscious company. We have adopted a Code of Business Conduct and Ethics and a Sustainability Policy that emphasize environmental preservation, responsible material usage and recycling, employee welfare, data privacy, and ethical business practices. These principles guide our operations and culture at every level. We recognize that as an IP provider to high‑volume markets, our impact extends beyond our own operations and into the broader ecosystem; therefore, we remain committed to promoting responsible innovation and strengthening long‑term environmental and social stewardship.

Ceva’s corporate roots date back to its incorporation in Delaware on November 22, 1999, under the name DSP Cores, Inc. Our current company was formed in November 2002 through the combination of the DSP IP licensing division of DSP Group, Inc. and Parthus Technologies plc (“Parthus”). This merger created one of the industry’s first dedicated, pure‑play IP licensing companies, laying the foundation for Ceva’s growth into a global leader in the technologies powering Physical AI across the connect, sense, and infer layers.

Industry Background

The proliferation of smart, connected devices across virtually every end market has established three essential capability layers that form the foundation of modern intelligent systems: Connect, Sense, and Infer. These layers define how devices communicate, perceive their environment, and generate real‑time intelligence at the edge.

1.

Connect - reliable, secure, high‑performance wireless connectivity
Smart devices increasingly require multi‑standard wireless communications, spanning Wi‑Fi, Bluetooth, UWB, NB‑IoT, LTE Cat‑1, 5G, and 5G‑Advanced, each evolving rapidly and becoming more complex to implement. The growing range of applications - from consumer IoT devices to automotive systems and industrial automation - demands robust, low‑power connectivity solutions integrated directly into SoCs rather than through discrete chips.

2.

Sense - rich perception from audio, imaging, inertial, and RF sensors
The rise of sensor‑rich products such as wearables, XR devices, smart cameras, robotics, and advanced automotive systems is driving demand for sophisticated sensor‑fusion algorithms, advanced audio processing, spatial awareness, and low‑latency perception pipelines. These workloads require specialized architectures optimized for combining data streams from cameras, microphones, inertial measurement units (IMUs), radar, and other sensors.

3.

Infer - real‑time, efficient on‑device intelligence through neural network and DSP processing
As Edge AI workloads shift toward increasingly complex models - including generative, transformer‑based, and multi‑modal networks - devices require highly efficient NPUs and AI‑optimized DSPs capable of delivering significant computational throughput with ultra‑low power consumption. These capabilities underpin the industry’s broader transition from traditional Edge AI to Physical AI, where intelligence becomes an integral part of how devices interact with the real world.

Across these layers, technological complexity continues to rise, driven by rapidly evolving global standards such as 5G/5G‑Advanced, Wi‑Fi 7/8, Bluetooth 6/7, UWB, and the growing sophistication of embedded AI/ML workloads. At the same time, semiconductor companies face increasing pressure to accelerate time‑to‑market, reduce engineering cost, and support expanding feature sets. This combination is widening the industry’s longstanding “design gap,” where the pace of semiconductor manufacturing advances outstrips the availability of specialized design resources required to fully harness them. As a result, device makers are turning to licensable, production‑proven IP to overcome development bottlenecks, reduce risk, and focus internal resources on system differentiation.

In parallel, the market opportunity continues to expand. The global Physical AI and Edge AI markets together are expected to reach approximately $170 billion by 2030, reflecting explosive growth in intelligent device categories. This expansion is being propelled by sustained advancements in mobile computing, industrial automation, automotive sensing, robotics, and the rapid adoption of both generative AI and embedded AI across a wide range of end markets.

Solutions Portfolio Overview

Our technology portfolio spans the full Physical AI stack and is organized into three solution pillars that collectively enable devices to connect, sense, and infer with high performance, low power, and exceptional reliability. These pillars reflect the company’s long‑standing leadership across wireless connectivity, sensing, and edge AI acceleration, and they support billions of devices annually across consumer IoT, mobile, PC, industrial, infrastructure, and automotive markets.

1.	Connect - Wireless Connectivity IP

We believe we provide the industry’s broadest and most widely deployed portfolio of wireless connectivity and communications IP across short‑range, cellular IoT, and advanced 5G/5G‑Advanced domains. Our connectivity technologies are foundational to the smart edge ecosystem, powering mass‑market consumer audio devices, wearables, smartphones, IoT sensors, home networking equipment, industrial automation systems, and next‑generation infrastructure.

We hold the #1 worldwide market share in wireless connectivity IP in 2024 with 68% global share, reflecting unmatched scale, multi‑protocol expertise, and an exceptional track record of trust and reliability. Additional industry‑leading positions include:

●	~30% of worldwide Bluetooth IoT devices are powered by us;
●	~50% of all True Wireless Stereo (TWS) earbuds (non‑Apple) integrate our Bluetooth and audio IP;
●	~40% of worldwide cellular IoT devices are built on our modem and DSP platforms; and
●	~30% of global 5G networks use our DSP technology for RAN baseband processing.

This scale creates a powerful flywheel: broad ecosystem familiarity, deep Tier‑1 trust, and faster adoption of new standards including Bluetooth 6/7, Wi‑Fi 7/8, UWB, 5G‑Advanced, and NTN (non‑terrestrial networks).

Key Connectivity Offerings

• Bluetooth Connectivity - Ceva‑Waves Bluetooth
Comprehensive hardware IP and software stacks supporting the latest Bluetooth and 802.15.4 standards, including high‑data‑throughput and LE Audio profiles used widely in TWS, wearables, toys, and smart home devices.

• Wi‑Fi Connectivity - Ceva‑Waves Wi‑Fi
Scalable subsystems supporting Wi‑Fi 4 through Wi‑Fi 7, optimized for both high‑performance applications (routers, access points, PCs) and low‑power embedded designs (IoT nodes, consumer electronics).

• Ultra‑Wideband - Ceva‑Waves UWB
MAC/PHY IP enabling precise ranging, secure localization, device‑finding, indoor navigation, and Doppler‑based presence detection for next‑generation consumer, safety, and industrial applications.

• Multi‑Protocol Connectivity - Ceva‑Waves Links
Integrated multi‑radio platforms with advanced coexistence algorithms allowing Bluetooth, Wi‑Fi, UWB, and other radios to operate reliably on shared RF front‑ends - ideal for wearables, TWS earbuds, and IoT devices.

• Cellular IoT - Ceva‑Waves DragonFly
Turnkey NB‑IoT modem platforms with GNSS support and integrated sensor‑fusion capabilities, powering large deployments across smart metering, asset tracking, environmental sensing, and industrial IoT.

• 5G User Equipment & Infrastructure

●	Ceva‑XC20 DSPs and the PentaG2 platform support 5G/5G‑Advanced baseband for mobile broadband, RedCap, and IoT devices.
●	PentaG‑RAN delivers carrier‑grade Layer‑1 PHY processing for small cells, Open RAN, private networks, and satellite communications.

These platforms dramatically reduce design risk, accelerate time‑to‑market, and provide production‑proven silicon‑ready IP for companies entering or scaling in advanced communications markets.

2.	Sense - Sensing, Perception & Audio Processing

We provide a comprehensive suite of DSPs and embedded software solutions that transform raw sensor data into actionable intelligence. Our technologies support key perception workloads - including vision, radar, IMU fusion, audio enhancement, spatial computing, and environmental sensing - used across wearables, smartphones, XR devices, robotics, industrial systems, and automotive ADAS.

With over 500 million devices powered to date by our sensing and audio embedded software and hundreds of millions of devices powered by our AI DSPs, the company has established itself as a global leader in motion tracking, spatial audio, and multimodal sensor processing.

Key Sensing Offerings

• Ceva‑SensPro AI and Sensor Fusion DSPs
High‑performance DSP cores that combine vision processing, radar signal processing, and AI workloads in a unified architecture - ideal for automotive ADAS, robotics, smart cameras, and industrial inspection.

• Ceva‑MotionEngine
High‑accuracy IMU sensor‑fusion software delivering precise 6‑ and 9‑axis motion tracking for wearables, controllers, XR devices, drones, and smart home interfaces.

• Ceva‑RealSpace
Advanced spatial audio and head‑tracking software providing immersive, low‑latency 3D audio experiences for AR/VR, TWS earbuds, gaming headsets, and home entertainment systems.

• Ceva‑BX1/BX2 Audio & Control AI DSPs
Low‑power audio and control processors enabling voice activation, neural‑network ENC, audio pre/post‑processing, and efficient microcontroller‑class workloads.

Collectively, these technologies enable rich multimodal perception and contextual awareness in mobile devices, automobiles, industrial robots, smart cameras, and factory automation systems.

3. Infer - AI Processing & Neural Network Acceleration

Our inference portfolio addresses the full AI performance spectrum - from ultra‑efficient embedded AI workloads to high‑performance generative AI and automotive‑grade inferencing.

Supported by strong adoption momentum and marquee licensees, our NPU roadmap positions the company as a foundational engine for device‑side AI acceleration.

Key AI Inference Offerings

• NeuPro‑Nano
An ultra‑efficient embedded NPU architecture optimized for AIoT workloads across audio, vision, sensor analytics, anomaly detection, and predictive maintenance. Ideal for microcontrollers, TWS earbuds, wearables, smart home, and edge sensors.

• NeuPro‑M
A scalable, high‑performance NPU for generative AI, transformers, Vision Transformers (ViT), multimodal networks, and automotive‑grade applications including ADAS and in‑cabin intelligence. Tailored for PCs, smartphones, gateways, robotics, and advanced industrial platforms.

• NeuPro Studio SDK
A unified toolchain enabling training, optimization, quantization, graph compilation, simulation, and deployment across all NeuPro NPUs. Simplifies AI model integration and shortens customers’ time‑to‑market.

These inferencing solutions allow customers to run advanced AI models on devices with:

●	Lower latency
●	Higher privacy and security
●	Reduced cloud dependence and cost
●	Optimized power efficiency
●	Scalable performance from milliwatts to watts

Markets and Applications

Our based solutions serve diversified, high‑volume markets:

●	Consumer IoT - hearables, wearables, smart home devices, TWS earbuds, cameras, XR products
●	Automotive - ADAS, infotainment, sensor fusion, V2X, vehicle connectivity
●	Industrial & IIoT - automation, robotics, predictive maintenance, smart factories
●	Infrastructure - 5G RAN, fixed wireless access, satellite communications, private networks
●	Mobile & PC - smartphones, tablets, AI PCs, modems, connectivity subsystems

Growing device intelligence, coupled with Physical AI adoption, continues to expand our customer pipeline and addressable market across all these categories.

Business Model

We operate under a licensing and royalty model:

●	Licensing & related revenue - Upfront fees for access to our platforms, IP cores, software, and development tools, including customization services and technical support.
●	Royalty revenue - Recurring per‑unit or percentage‑based royalties on customer shipments incorporating our IP.

This model enables:

●	Scalable, long‑term revenue
●	Technology reuse across markets
●	Broad customer reach without manufacturing risk
●	A sustainable R&D‑driven growth engine

Strategy

Our strategy is centered on capturing the accelerating, secular demand for intelligent, connected devices by leveraging our unique leadership position across the full Physical AI technology stack. As end markets transition from basic connected devices to context‑aware, AI‑enabled smart edge systems, our strategy focuses on expanding our influence across the three foundational layers - connect, sense, and infer - while deepening our role as a critical technology partner to global semiconductor and OEM ecosystems.

●	Extending leadership across connect, sense, and infer technologies

We are the #1 worldwide provider of wireless connectivity IP, spanning Bluetooth, Wi‑Fi, UWB, cellular IoT, and 5G RAN DSP platforms, positioning the company as the industry’s de‑facto connectivity engine for the smart edge. Building on this leadership, we continue to enhance our connectivity, sensing, and inference platforms to address rising requirements in multi‑protocol coexistence, spatial awareness, and real‑time on‑device intelligence.

●	Scaling adoption of NeuPro and SensPro AI families to address both embedded and generative AI at the edge

With AI adoption expanding from premium devices to mass‑market microcontrollers, IoT sensors, and automotive systems, we are accelerating deployment of NeuPro‑Nano for embedded ML and NeuPro‑M for high‑performance generative AI, ADAS, and multimodal workloads.

●	Driving broader deployment of Wi‑Fi 6/7, Bluetooth, UWB, and 5G‑Advanced connectivity

As the global transition to next‑generation connectivity standards accelerates, we are expanding our roadmap and customer engagements across Wi‑Fi 6/7, Bluetooth 6/7, UWB, 5G‑Advanced, and non‑terrestrial networks. We are positioned to capture long‑term royalty uplift as device volumes scale and customers adopt more advanced radios.

●	Expanding platform‑level solutions that combine processors, PHY/MAC components, RF, software, tools, and reference designs

Customers increasingly demand integrated, silicon‑ready subsystems that combine compute engines, connectivity IP, software stacks, RF components, and tools. We continue to expand full‑stack platforms (e.g., Ceva‑Waves Bluetooth/Wi‑Fi/UWB, PentaG2, SensPro, NeuPro Studio) that reduce development time, complexity, and certification overhead while increasing Ceva’s value capture per design.

●	Increasing software monetization across audio, spatial computing, and sensor fusion

With OEMs’ requirements for advanced embedded application software to differentiate their devices through user experiences, we are expanding monetization of software assets - including RealSpace, MotionEngine, and NeuPro Studio - to enable richer audio, perception, and AI experiences. These software layers strengthen customer lock‑in and provide recurring, differentiated value independent of silicon cycles.

●	Deepening relationships across the world’s largest MCU, SoC, and consumer‑device ecosystems

Our IP is already adopted by seven of the world’s top 10 MCU vendors, as well as global PC, smartphone, wearables, and IoT OEMs. Our strategy is to broaden our presence across these ecosystems, supporting cross‑portfolio adoption of connectivity IP, AI DSPs, and NPUs to increase content per device and expand multi‑technology engagements.

●	Targeting new growth verticals such as robotics, spatial computing, next‑generation PCs, and industrial automation

Emerging device categories - including autonomous robotics, immersive XR, AI PCs, advanced wearables, and Industry 4.0 systems - require tightly integrated connectivity, sensing, and inference. Our Physical AI Fabric and multi‑domain expertise position the company to become a foundational technology supplier in these fast‑growing markets.

●	Maintaining disciplined investment in high‑leverage technologies aligned to Physical AI trends

We continue to invest in scalable, high‑impact technologies that enable the next era of edge intelligence, including multi‑protocol RF architectures, generative AI NPUs, sensor‑rich perception engines, and standards‑driven wireless platforms. These investments reinforce our long‑term position as the leading provider of IP enabling Physical AI across markets.

Customers

We have licensed our IP to hundreds of semiconductor and OEM customers worldwide, including seven of the world’s top ten MCU vendors, with adoption spanning mobile, audio, consumer IoT, wearables, industrial automation, automotive, and infrastructure markets. Our publicly announced licensees include companies such as Actions, Ambiq, ASPEED, ASR Microelectronics, Atmosic, Beken, Bestechnic, boAt, Broadcom, Ceragon, Cirrus Logic, Espressif Systems, ESWIN, Fujifilm, Rockchip, Goodix, Hisense, iCatch Technology, iCOM, InPlay, Intel, Itron, LG Electronics, LifeSignals, ListenAI, MediaTek, Microchip, Nations Technologies, Nextchip, Nordic Semiconductor, Nothing, Novatek, NXP, onsemi, Oticon, Panasonic, Qualcomm, Realtek, Renesas, Rohm, Samsung, SatixFy, Sharp, SiFli, SigmaStar, Socionext, Sony, Sonova, STMicroelectronics, Synaptics, THX, Toshiba, Unisoc, Vatics, Winner Micro, and Yamaha. This diverse and global set of partners highlights our deep entrenchment across the semiconductor value chain and our critical role in enabling Physical AI capabilities in billions of smart edge devices.

International Sales and Operations

Customers based in Europe and the Middle East (EME) and Asia Pacific (APAC) accounted for 82% of our total revenues for 2025 and 81% of our total revenues for 2024, with customers in China accounting for 62% and 49% of total revenues for 2025 and 2024, respectively. Additional information on the geographic breakdown of our revenues and location of our long-lived assets is contained in Note 12 to our consolidated financial statements, which appear elsewhere in this annual report.

Sales and Marketing

We license our technology through a direct sales force. As of December 31, 2025, we had 30 employees in sales and marketing. We have sales offices and representation in the APAC region, Sweden, France, Israel, the United Kingdom and the United States.

Maintaining close relationships with our customers and strengthening these relationships are central to our strategy. From time to time, we develop new signal processors, AI solutions, platforms, software solutions or connectivity products in close alignment with several tier-one industry players, which signifies to the market that we are focused on viable applications that meet broad industry needs or try to get similar inputs and insight for our new developments from our marketing team. Generally, these industry leaders become licensees for these products which allows us to create a roadmap for the future development of different IP solutions and helps us to anticipate the next potential applications for the market. We seek to use our customer relationships to deliver new products in a faster time to market.

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

Technical Support

We offer technical support services through our offices in Israel, the APAC region, France and the United States. As of December 31, 2025, we had 32 employees in technical support. Our technical support services include:

●	assistance with implementation, responding to customer-specific inquiries, training and, when and if they become available, distributing updates and upgrades of our products;

●	application support, consisting of providing general hardware and software design examples, ready-to-use software modules and guidelines to our licensees to assist them in using our technology; and

●	design services, consisting of creating customer-specific implementations of our signal processing AI IP and application platforms.

We believe that our technical support services are a means to assist our licensees to embed our IP solutions in their designs and products. Our technology is highly complex, combining sophisticated signal processing IP core architectures, AI solutions, integrated circuit designs and development tools. Effective customer support in helping our customers to implement our solutions enables them to shorten the time to market for their applications. Our support organization is made up of experienced engineers and professional support personnel. We conduct technical training for our licensees and their customers and meet with them from time to time to track the implementation of our technology.

Research and Development

R&D is the core of our value proposition. Our innovation engine is driven by a highly specialized global engineering organization, comprising more than 300 dedicated R&D professionals with deep expertise in wireless communications, signal processing, AI compute, sensing, and embedded software. We also supplement our internal R&D organization with specialized external contractors as required. The skill sets required to design world‑class wireless IP, domain‑specific processors, and advanced AI architectures are scarce and increasingly difficult for semiconductor companies to build and retain internally. Our concentrated talent pool - spanning algorithm development, PHY/MAC and RF design, DSP and NPU architecture, toolchain development, and system integration - allows us to deliver production‑ready, standards‑compliant IP that is exceptionally hard for customers to replicate in‑house.

Our engineering teams focus on:

●	Wireless communications standards, including Bluetooth, Wi‑Fi, UWB, cellular IoT, and 5G/5G‑Advanced
●	AI DSP architectures for audio, vision, radar, and multimodal sensing
●	AI processors and toolchains, including embedded ML, classical AI, and generative AI NPUs
●	Sensor‑fusion engines for motion, environmental, and spatial computing applications
●	Audio and spatial computing technologies, enabling immersive 3D audio, voice, and advanced noise processing
●	Embedded software, development environments, and SDKs, including AI compilers, debug tools, and reference frameworks

Because these domains require deep specialization and long development cycles, customers increasingly rely on us to supply the underlying connectivity, sensing, and inference technologies rather than dedicating internal R&D resources to building and maintaining these capabilities themselves. By licensing our proven, silicon‑ready IP platforms, customers can accelerate time‑to‑market, reduce risk, and redeploy their engineering investments toward differentiated product features such as UI/UX, system‑level optimization, proprietary applications, and platform integration.

In addition to internal innovation, we participate actively in global standards bodies and industry consortiums. Our involvement ensures early visibility into emerging specifications, enables us to influence future standards, and helps maintain our leadership position as new wireless, sensing, and AI capabilities evolve.

Our R&D organization remains one of our most important strategic assets - enabling us to deliver high‑performance, low‑power IP that shifts the economics of semiconductor design and empowers our customers to innovate more efficiently and competitively.

Competition

The markets in which we operate are intensely competitive. They are subject to rapid change and are significantly affected by new product introductions. We compete with other suppliers of licensed signal processing IP, licensed processing AI and wireless connectivity IP. We believe that the principal competitive elements in our field are signal processing IP and NPU performance, overall chip cost, power consumption, flexibility, reliability, communication and multimedia software and algorithms availability, design cycle time, tool chain, customer support, financial strength, name recognition and reputation. We believe that we compete effectively in each of these areas but can offer no assurance that we will have the financial resources, technical expertise, and marketing or support capabilities to compete successfully in the future.

The markets in which we compete are dominated by large, highly competent semiconductor companies that have significant brand recognition, a large installed base and a large network of support and field application engineers. The following industry players and factors may have a significant impact on our competitiveness:

●

DSP, NPU, and processor IP vendors, including Arm, Cadence, Imagination Technologies, VeriSilicon, Andes Technology, SiFive, Expedera, Quadric and Digital Media Professionals (DMP), as well as GlobalFoundries, which acquired certain Synopsys IP businesses and now participates more directly in the semiconductor IP ecosystem.

●	AI accelerator providers, including Arm Ethos, Cadence AI/Vision DSP families, Imagination AI accelerators, Cambricon, Ambarella (CVflow), and open‑source engines such as Nvidia’s NVDLA.

●	Short‑range wireless IP suppliers such as Mindtree, along with internal wireless design teams at major semiconductor companies who develop Bluetooth, Wi‑Fi, UWB, and multi‑protocol solutions in‑house.

●

Companies offering proprietary DSP, AI, or connectivity architectures developed internally, especially large integrated semiconductor manufacturers that design their own radios, DSPs, sensor‑fusion engines, audio pipelines, or NPUs.

●	Software providers in spatial audio, sensing, and motion‑processing, including Dolby, Waves, Dirac, and CyweeMotion, as well as internal algorithm teams within leading OEMs.

Competitive differentiation is based on performance, power efficiency, flexibility, time‑to‑market, standards leadership, software ecosystem depth, developer tools, and quality of customer support.

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

With respect to certain large potential customers, we also compete with internal engineering teams, which may design wireless connectivity or programmable signal processing IP core products in-house. Companies such as NXP and STMicroelectronics license our designs for some applications and use their own proprietary cores for other applications. These companies also may choose to license their wireless connectivity or proprietary signal processing IP cores to third parties and, as a result, become direct competitors.

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

We have an active program to protect our proprietary technology through the filing of patents. Our patents relate to our signal processing IP cores, AI solutions and application-specific platform technologies. As of December 31, 2025, we held 48 patents in the United States, nine patents in Canada, 98 patents in the EME region and 16 patents in the Asia Pacific (APAC) region, totaling 171 patents, with expiration dates between 2026 and 2041. In addition, as of December 31, 2025, we had six patent applications pending in the United States, five pending patent applications in the EME region, two pending global Patent Corporation Treaty (PCT) patent applications and two pending patent applications in the APAC region, totaling 15 pending patent applications.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other IP rights. Questions of infringement in the semiconductor field involve highly technical and subjective analyses. In addition, patent infringement claims are increasingly being asserted by patent holding companies (so-called patent “trolls”), which do not use technology and whose sole business is to enforce patents against companies, such as us, for monetary gain. Because such patent holding companies do not provide services or use technology, the assertion of our own patents by way of counterclaim may be ineffective. Litigation may in the future be necessary to enforce our patents and other IP rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot assure you that we would be able to prevail in any such litigation.

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

We also rely on trademark, copyright and trade secret laws to protect our IP. We have registered trademarks in the United States for our name Ceva and the related Ceva logo and currently market our signal processing cores and other technology offerings under this trademark.

Human Capital Resources

The table below presents the numbers of our employees as of December 31, 2025 by function and geographic location.

Number
Total employees	424
Function
Research and development	311
Sales and marketing	30
Administration	51
Technical support	32
Location
Europe, Middle East (EME)	363
Asia Pacific (APAC)	33
United States	28

We believe we are a respected employer in the countries where we have operations, and, with the help of our employees, we strive to be a responsible global corporate citizen and a more sustainable company. Our Code of Business Conduct and Ethics sets the standards of conduct of our directors, officers and employees. In addition, we adopted a Sustainability Policy that addresses matters related to our employees as well as data privacy and security, resource conservation and recycling, and other environmental matters. Our Sustainability Policy reflects our commitment to diversity and equal opportunity, a harassment-free workplace, training, development and employee engagement, and human rights, health and safety, and other matters relevant to employee well-being and the Ceva culture. The code is reviewed and updated periodically by our Board or Directors, and both the code and our Sustainability Policy are available on our website at www.ceva-ip.com.

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

●

If we are unable to meet the changing needs of our end-users or address evolving market demands, we may not be able to expand our current market positions and penetrate new markets, and our new products may not achieve widespread market acceptance, which may limit our additional revenue opportunities and harm our business.

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

●

Our operations in Israel may be adversely affected by instability in the Middle East region, including with respect to the war between Israel and Hamas that began on October 7, 2023 or the subsequent war in the north with Hezbollah in Lebanon and the attacks from Iran and Yemen. In addition, terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate and our business, financial condition and operating results.

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

●

The French and Greece tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

●	We are exposed to fluctuations in currency exchange rates.

●	Royalty reporting by our licensees may be inaccurate or understated or not sent on a timely basis.

●	We are exposed to the credit and liquidity risk of our customers, and to credit exposure in weakened markets, which could result in material losses.

●	If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

Risks Related to Ownership of Our Common Stock

●	The anti-takeover provisions in our certificate of incorporation and bylaws could prevent or discourage a third party from acquiring us.

●	Our stock price may be volatile so you may not be able to resell shares of our common stock at or above the price you paid for them.

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

The evolution of AI architectures, foundation models, software frameworks and hardware acceleration requirements may require continuous and significant investment in both hardware and software toolchains. If we fail to anticipate or respond to changes in AI compute requirements, including higher-performance and generative AI use cases across PCs, smartphones, automotive and edge infrastructure applications, our competitiveness could be adversely affected.

The following industry players and factors may have a significant impact on our competitiveness:

DSP / Signal Processing

●	We compete directly in the signal processing cores space with Verisilicon and Cadence.

CPU / Configurable CPU / RISC-V

●	We compete with CPU IP or configurable CPU IP providers (offering DSP configured CPU and/or DSP acceleration and/or connectivity capabilities to their IP), such as Arm, Cadence, GlobalFoundries and the RISC-V open source. The increasing adoption of open-source processor architectures, including RISC-V-based ecosystems, may intensify pricing pressure and increase customer alternatives to licensable IP solutions.

In-House / Vertical Integration Risk

●

We compete with custom ASIC providers and internal engineering teams at companies such as Marvell, Broadcom, ST, and NXP that may design programmable DSP core products and signal processing cores in-house and therefore not license our technologies. Large technology companies and OEMs may increasingly develop proprietary AI, connectivity or system-level silicon solutions in-house, including NPUs and integrated system-on-chip architectures, which could reduce demand for third-party licensable IP.

Wireless Connectivity

●

We compete in the short-range wireless markets with established and emerging wireless IP providers and internal engineering teams at companies such as Infineon, Silicon Labs and NXP. Competition in wireless connectivity may intensify as new entrants and vertically integrated semiconductor vendors seek to develop proprietary Wi-Fi, Bluetooth and cellular IoT solutions.

Imaging / Vision

●	We compete in embedded imaging and vision market with Cadence, Videantis, Arm and Verisilicon.

Edge AI / NPU

●

We compete in the edge AI (NPU) processor market with AI processor and accelerator providers, including Arm, Cadence, Cambricon, Digital Media Professionals (DMP), Quadric, Imagination Technologies, Nvidia open source NVDLA and Verisilicon, and with internal engineering teams at companies such as Infineon, Silicon Labs and NXP.

●

We also compete with emerging AI accelerator providers, open-source hardware initiatives, chiplet-based AI architectures and large technology companies developing proprietary AI silicon for PCs, smartphones, automotive systems and edge infrastructure.

Audio / Voice

●	We compete in the audio and voice applications market with Arm, Cadence and Verisilicon.

Spatial Audio / Motion

●	We compete in the Spatial Audio and Motion Sensing software market with Waves, Dolby, and CyweeMotion and internal engineering teams at companies such as Apple.

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

The semiconductor intellectual property (SIP) industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable IP model, the variety of IP offerings available on the market, and a shift in customer preference away from in-house development of proprietary signal processing IP or AI IPs towards licensing open signal processing IP cores and platforms and AI IPs. Furthermore, the third-party licensable IP model is highly dependent on the market adoption of new services and products with standards that continue to advance, such as ubiquitous connectivity, and the increased use of advanced audio, voice, vision and motion sensing in conjunction with AI in the consumer, industrial, infrastructure, automotive, mobile and PC markets in which we participate. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures needed for the advanced services and products may motivate companies to license third-party IP rather than design them in-house.

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

The markets for our IP solutions are characterized by rapidly changing technology, emerging markets and new and developing end-user needs, requiring significant expenditures for research and development. We expect that the market for our products will continually evolve and will be subject to rapid technological change. For example, new products and disruptive technologies are being developed, and companies with which we compete have implemented AI strategies for products and service offerings. We cannot assure you that we will be able to introduce systems and solutions that reflect prevailing industry standards on a timely basis, meet the specific technical requirements of our end-users, or avoid significant losses due to rapid decreases in market prices of our products, the failure of which could seriously harm our business. Further, we cannot assure you that the markets we chose to invest in will continue to be significant sources of revenue in the future. For example, while in May 2023, we acquired VisiSonics’ spatial audio business to bolster our position in wearables, we may not realize the benefits from this acquisition. In January 2024, we acquired an RF design group in Greece as part of our Ceva-Waves Links new product offering for Bluetooth and Wi-Fi radio technologies. We expect to begin commercial licensing of this product line in 2026, although its commercial success cannot be assured.

Our operating results are affected by the highly cyclical nature of and general economic conditions in the semiconductor industry, including in connection with significant supply chain disruptions.

We operate within the semiconductor industry, which experiences significant fluctuations in sales and profitability. Downturns in the semiconductor industry are characterized by diminished product demand, excess customer inventories, accelerated erosion of prices and excess production capacity, like recent memory price increases and supply constraints. The semiconductor industry may be negatively impacted by factors such as decreased consumer spending, macroeconomic uncertainty and slow or negative economic growth. Each of these factors could decrease consumer spending and business investment in technologies and products that contain semiconductors. We have previously experienced a reduction in revenue and operating losses during downturns in the semiconductor industry, and current macroeconomic factors affecting customer demand have been aggravated by certain factors such as high interest rates and geopolitical instability. During such downturns, we typically experience new design start push outs, greater pricing pressure and shifts in product and customer mix, which can adversely affect our gross margin and net income. Furthermore, any future upturn in the semiconductor industry could result in increased competition for market share in the growing signal processing IP and wireless connectivity markets. The semiconductor industry is also affected by seasonal shifts in demand, and as a result, we may experience short-term fluctuation in our results of operations from one period to the next. We are unable to predict the timing, duration or severity of any current or future downturns in the semiconductor industry.

We have also been subject to industry-wide supply constraints and inflationary price pressures, which have resulted in long lead times for new designs and supply chain disruptions for selling integrated circuits containing our technologies. For example, the semiconductor industry faced significant global supply chain disruptions as a result of the COVID-19 pandemic, both as a consequence of increased demand for devices enabling wireless connectivity and remote environments and supply constraints arising from the imposition of government restrictions on staffing and facility operations, and has more recently experienced disruptions and uncertainty due to cross-border tariffs. Further, the high interest rate environment, macroeconomic trends and geopolitical concerns, including ongoing conflict between Russia and Ukraine, unrest in the Middle East, economic slowdown in China, and increase memory chip pricing and short supply, among other things, can negatively impact general consumer and IoT demand, chill the market for new technology investments and adversely affect our revenues. To the extent the impact of such disruptive events and adverse economic trends continue or worsen, we anticipate having greater difficulty obtaining, or waiting longer to obtain, certain equipment, supplies and other materials necessary for performance of the services we provide to our customers, leading to volatility or declines in the semiconductor industry which could cause substantial fluctuations or declines in our revenues and results of operations.

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

●

restructuring, asset and goodwill impairment and related charges, as well as other tax write-offs and tax and accounting changes or adjustments, such as the fourth quarter 2023 tax charges related to Internal Revenue Code (“IRC”) Section 174 and the fourth quarter 2025 tax charges related to deferred tax asset in France due to limitations of usage of customer withholding taxes;

●

geopolitical conditions, including global trade competition and regulatory enhancements resulting from tariffs and business restrictions imposed by government entities, such as the restricted party lists promulgated, expanded and updated by the U.S. government during the last several years, and further tightening of restrictions on the transfer to China of certain advanced AI chips, semiconductors and supercomputing items, as well as other regulatory actions and changes that may adversely affect the business environment;

●	general economic conditions, including the current economic conditions, and its effect on the semiconductor industry and sales of consumer products into which our technologies are incorporated;

●	delays in final product delivery due to unexpected issues introduced by our service or EDA tool providers;

●	delays in ratification of standards for Bluetooth, Wi-Fi, UWB or cellular standards that can affect the introduction of new products;

●	constraints on chip manufacturing capacity due to high demand or shutdowns of semiconductor fabrication plants and other manufacturing facilities;

●	reductions in demand for consumer and digital devices due to lockdowns or overall financial difficulties caused by future pandemic outbreaks or public health threats; and

●	delays in the radio RF product line for Bluetooth and Wi-Fi productization and deployment.

Each of the above factors is difficult to forecast and could harm our business, financial condition and results of operations. Also, we license our technology to OEMs and semiconductor companies for incorporation into their end products for consumer, mobile and industrial products.

Our royalty revenues are affected by seasonal buying patterns of consumer products sold by OEMs, partially by our direct customers and partially by semiconductor customers that incorporate our technology into their end products and the market acceptance of such end products. The first quarter in any given year is usually a sequentially down quarter for us in relation to royalty revenues as this period represents lower post-holiday fourth quarter consumer and mobile product shipments. However, the magnitude of this first quarter decrease varies annually and has been impacted by global economic conditions, market share changes, exiting or refocusing of market sectors by our customers and the timing of introduction of new and existing mobile devices powered by Ceva technology sold in any given quarter compared to the prior quarter. While the high interest rate environment and macroeconomic concerns related to slowdowns experienced in 2023 and 2024 have largely abated, these conditions continue in certain areas. Along with new factors such as U.S.-China trade tensions, the limitation of EDA usage in early 2025, and memory chip price increases and supply shortages in the later part of 2025 and continuing into 2026, they distort more traditional seasonality trends.

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

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC (formerly Spreadtrum Communications, Inc.), accounted for 15% and 15% of our total revenues for 2025 and 2024, respectively. With respect to our royalty revenues in particular, a small number of customers ship substantial volumes of products and thus pay outsized royalty revenues, with two royalty paying customers each representing 10% or more of our total royalty revenues for 2025, and collectively representing 39% of our total royalty revenues for 2025. Two royalty paying customers each representing 10% or more of our total royalty revenues for 2024, and collectively representing 46% of our total royalty revenues for 2024. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The loss of any significant royalty paying customer could adversely affect our near-term future operating results. Furthermore, consolidation among our customers may negatively affect our revenue source, increase our existing customers’ negotiation leverage and make us further dependent on a limited number of customers. Moreover, the discontinuation of product lines or market sectors that incorporate our technology by our significant customers or a change in direction of their business and our inability to adapt our technology to their new business needs could have material negative implications for our future royalty revenues.

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

Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there are increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products be lower than our historic royalty rates. We have in the past and may be pressured in the future to renegotiate existing license agreements with our customers. In addition, certain of our license agreements provide that royalty rates may decrease in connection with the sale of larger quantities of products incorporating our technology. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease, thereby decreasing future anticipated revenues and cash flow. Royalty revenues were approximately 42% and 44% of our total revenues for 2025 and 2024, respectively. Therefore, a significant decrease in our royalty revenues could materially adversely affect our operating results.

Furthermore, royalty rates may be negatively affected by macroeconomic trends or changes in products mix, and consolidation among our customers may increase the negotiation leverage of our existing customers. Moreover, changes in products mix such as an increase in lower royalty bearing products shipped in high volumes, like Bluetooth-based and cellular IoT products, in lieu of higher royalty bearing products like embedded application software could lower our royalty revenues. While we anticipate that integrating different IPs, such as Bluetooth and Wi-Fi, into combo solutions would enable us to charge higher royalties and increase licensing fees, any failure to successfully deliver such integrated combo solutions to customers could have a material adverse effect on our business, financial condition and results of operations.

Because we have significant international operations, with a significant concentration of revenues in China, we may be susceptible to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our revenues and business.

Approximately 82% of our total revenues for 2025 and 81% for 2024 were derived from customers located outside of the United States. Revenues from customers located in the Asia Pacific (APAC) region account for a substantial portion of these revenues, with significant concentration of revenues in China, which accounted for 62% and 49% of total revenues for 2025 and 2024, respectively. We expect that international customers generally, and sales to the APAC region and China in particular, will continue to account for a significant portion of our revenues for the foreseeable future. While we anticipate that we can expand our customer base and revenues in Europe and the U.S., the present concentration of revenues from a single country significantly increases our risk profile, and the occurrence of any negative international political, economic or geographic events, including any financial crisis, trade restrictions or disputes or other major event causing business disruption in China, such as the heightening of tensions between China and Taiwan, the broader APAC region and other international jurisdictions, or increased pressure within China on using domestic over foreign technology, could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed. Some of the risks of doing business internationally include:

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

Tensions between the U.S. and China have been escalating in recent years, and a number of factors may exacerbate these tensions in the future. In addition, Russian military activities in Ukraine have resulted in increased sanctions and export controls against Russia and Belarus, and could also increase China/Taiwan political tensions and a worsening of U.S./China trade and other relations. Trade tensions between the U.S. and China and other geopolitical instabilities have resulted, and could in the future result, in significant tariff increases, sanctions against specified entities, and the broadening of restrictions and license requirements for specified transfers and uses of products. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations and other geopolitical risks with respect to China and Taiwan, may cause further disruptions in the semiconductor industry and its supply chain, decreased demand from customers for the ultimate products using our IP solutions, or other disruptions which may, directly or indirectly, materially harm our business, financial condition and results of operations.

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

One of our principal research and development facilities is located in Israel, and most of our executive officers are residents of Israel. Although substantially all of our sales currently are made to customers outside of Israel, we are nonetheless directly influenced by the political, economic and military conditions affecting Israel, including Israel’s war with Hamas that began on October 7, 2023 or the subsequent war in the north with Hezbollah in Lebanon and the attacks from Iran and Yemen. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld. In October 2025, a ceasefire agreement was reached between Israel and Hamas, leading to a cessation of direct conflict between these parties. However, the situation remains volatile, with the potential for renewed escalation, particularly with escalated tensions between the U.S., Iran and Israel. While there are currently attempts for diplomatic solution, there can be no assurance that such solution will be reached and that there will not be further escalations to the situation. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. Certain of our employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called to active military duty at any time. Such employees may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations.

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

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which we operate and our business, financial condition and operating results.

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

We currently receive research grants mainly from programs of the IIA. Since 2023, such grants decreased significantly as compared to 2022 and previous years due to changes in the criteria adopted by the IIA regarding larger and better funded corporations, in light of the high interest rate environment and difficulties for smaller companies to raise money, and we expect to receive fewer grants from the IIA in the future relative to past periods as well. We recorded aggregate research grants of $1.41 million and $1.41 million in 2025 and 2024, respectively. To remain eligible for the grants we have received, we must meet certain development conditions and comply with periodic reporting obligations. Although we have met such conditions in the past, should we fail to meet such conditions in the future our research grants may be repayable, reduced or withheld. The repayment or reduction of such research grants may increase our research and development expenses which in turn may reduce our operating income. Also, the timing of such payments from the IIA may vary from year to year and quarter to quarter, and we have no control on the timing of such payments.

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

Our product development efforts require us to incur substantial research and development expenses. Our research and development expenses were approximately $74.8 million and $71.6 million for 2025 and 2024, respectively. We may not be able to achieve an acceptable return, if any, on our research and development efforts.

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

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”).  We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party vendors store and process sensitive data, including IP, proprietary business information and information about individuals such as our customers and employees (collectively, “Confidential Information”). Despite our security measures, our IT Systems may be vulnerable to attacks by hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), or breaches due to employee error, malfeasance or other disruptions that could result in unauthorized access to, disclosure or loss of sensitive data. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

We are subject to income taxes in the United States and various foreign jurisdictions. In addition to our significant operations in Israel and France, we have operations in Ireland, the United Kingdom, Serbia, China, Japan and Greece. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof, the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, the potential decision or need to transfer cash or other assets from one jurisdiction to another, potential for tax authorities to challenge the manner in which our subsidiaries’ profits are currently recognized, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect, we could lose the ability to use certain deferred tax assets, we could incur significant additional taxes in connection with a specific transaction, our overall tax expenses could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. The impact of the factors referenced in this paragraph may also be substantially different from period-to-period.

For example, a substantial portion of our taxable income historically has been generated in our subsidiaries outside the U.S. Although some of these non-U.S. subsidiaries historically are taxed at rates lower than the U.S. tax rates, the tax rates in these jurisdictions could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities. If our non-U.S. subsidiaries were to no longer qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. A mix of our revenues in each of these locations may change the mix of our taxable income, and as a result, our overall tax rate may increase.

U.S. tax regulations are also implicated by our international operations. For example, certain of our taxes may be “double taxed” in both foreign jurisdictions and the U.S., including with respect to our taxes on our Irish and Israeli interest income. While we have elected to account for global intangible low-taxed income (GILTI) as a current-period expense when incurred, legislation and clarifying guidance are expected to continue to be issued by the U.S. Treasury Department and various states in future periods, which could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant changes to currently computed income tax liabilities for past and current tax periods, and increase our future U.S. tax expense. We could also incur additional tax expenses as a result of moving off-shore cash to our U.S. entity. Out of total cash, cash equivalents, bank deposits and marketable securities of $222.0 million at year end 2025, $120.6 million was held by our foreign subsidiaries, with $101.4 million held in the U.S., which could make capital expenditures to expand operations in the U.S., by conducting strategic transactions more expensive. In addition, beginning in our fiscal year 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with Internal Revenue Code (IRC) Section 174. On July 25, 2025, a change in tax law occurred that now allows for the full deduction of domestic research and development expenditures in the year incurred, but still requires the amortization of the same costs incurred in foreign jurisdictions. If this requirement is not repealed or otherwise modified, it will potentially materially increase our effective tax rate and reduce our operating cash flows in future years.

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

The French and Greece tax benefits that we currently receive and the government programs in which we participate require us to meet certain conditions and may be terminated or reduced in the future, which could increase our tax expenses.

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

A significant portion of our business is conducted outside the United States. Although most of our revenues are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. Moreover, the majority of our expenses are denominated in foreign currencies, mainly New Israeli Shekel (“NIS”) and the Euro, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in currencies other than the U.S. dollar are employee salaries. Increases in the volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur in currencies other than the U.S. dollar when remeasured into U.S. dollars for financial reporting purposes. For example, the strengthening of the NIS and the Euro against the U.S. dollar in the recent past has created foreign exchange headwinds across the industry, causing our U.S. dollar value of our NIS and Euro denominated operating and financial expenses to increase, including payroll and other local operating costs, as well as foreign exchange loss, and could materially adversely affect our operating results.

We have instituted a foreign cash flow hedging program to minimize the effects of currency fluctuations. However, hedging transactions may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. We also review our monthly expected non-U.S. dollar denominated expenditure and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, in some cases, we expect to continue to experience the effect of exchange rate currency fluctuations on an annual and quarterly basis. For example, our EURO cash balances increase significantly on a quarterly basis beyond our EURO liabilities from the Crédit Impôt Recherche (CIR), which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.61 million and a foreign exchange loss of $1.01 million (due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro) for 2025 and 2024, respectively.

Royalty reporting by our licensees may be inaccurate or understated or not sent on a timely basis.

We generate licensing revenue primarily from original equipment manufacturers and semiconductor companies who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, our licensees may not report their shipments on a timely basis, and it is inherently difficult to independently determine whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, typically by using an independent third party auditor. Such audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, some licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all.

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

We hold significant goodwill on our balance sheet related to a number of strategic transactions over the years, including, for example, with respect to Parthus Technologies plc, our RivieraWaves business, Hillcrest and Spatial Audio assets, and, most recently, a design team in Greece. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under U.S. GAAP, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results. For example, in the third quarter of 2022, we recorded $3.6 million of impairment of intangible assets with respect to Immervision technology acquired in August 2019, as we decided to cease the development of this product line. If we determine that our goodwill and intangible assets have become impaired, we may incur impairment charges, which could negatively impact our operating results.

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

Cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”) and is one of the key risks identified for oversight by the board of directors through our annual ERM assessment. Our ERM approach generally, and our cybersecurity practices in particular, are based upon industry standards and implemented using managed security applications. We generally approach cybersecurity threats through a cross-functional approach which endeavors to: (i) prevent and mitigate cybersecurity threats to the Company; (ii) maintain the confidence of our customers, clients and business partners; (iii) preserve the confidentiality of our employee’s information; and (iv) protect our IP.

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

Governance

Our board of directors as a whole is responsible for overseeing the management of risks pertaining to cybersecurity threats. Our board periodically receives presentations and reports from the management team on information regarding the policies, processes and practices that we implement to address risks from cybersecurity threats including, for example, discussion of recent developments, evolving standards, third-party and independent reviews, the threat environment and technological trends. Additionally, to the extent we identify any cybersecurity incident that could pose a significant risk to the Company, the board of directors will receive prompt and timely information regarding the incident and ongoing updates until such incidents have been addressed. While the full board has the ultimate oversight responsibility, our audit committee reviews the risk management processes relating to cybersecurity on a regular basis.

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

We have not previously experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

Our headquarters are located in Rockville, Maryland, where we conduct research and development and administration activities in a 9,913 square foot facility under a lease expiring in 2028.

In 2025, we entered into an operating lease agreement for new offices in Ra’anana, Israel, with the lease commencing on December 31, 2025. The facility, which spans 43,056 square feet and supports our research and development, sales and marketing and administrative activities, is leased through 2035, with an option to extend for an additional five‑year term. In January 2026, we terminated our lease in Herzliya, Israel, where we had occupied a 57,425‑square‑foot space.

We also have principal offices where we conduct research and development, sales and marketing and administration activities in Sophia Antipolis, France, where we have a 10,823 square foot facility lease expiring in 2031.

We lease eight other buildings for our main additional engineering, sales, marketing, administrative, support and operations, including two other facilities located in China, and one other facility located in each of the U.S., U.K., Ireland, Serbia, Greece and Japan. Together with our principal offices (excluding the office in Herzliya, Israel), these 11 facilities cover an aggregate of approximately 87,076 square feet, ranging from 1,132 square feet to 43,056 square feet, with lease terms expiring from 2026 to 2035.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. As of December 31, 2025, these matters have resulted in provision of approximately $300,000 on the consolidated balance sheet. We are not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Below are the names, ages and principal recent business experience of our current executive officers. All such persons have been appointed by our board of directors to serve until their successors are elected and qualified or until their earlier resignation or removal.

Amir Panush, age 52, joined our board of directors on February 13, 2024 and has served as our Chief Executive Officer since January 2023. He joined us from InvenSense, Inc., a TDK group company, where he served as Chief Executive Officer and General Manager of TDK Corporation’s MEMS Sensors Business Group. Mr. Panush previously held various leadership positions at TDK following TDK’s successful acquisition of InvenSense in 2017. Mr. Panush joined InvenSense in 2015, serving as head of the company’s Strategy & Corporate Development, where he drove strategic expansion and diversification efforts. Prior to joining InvenSense, from May 2011 to March 2015, Mr. Panush served in various capacities at Qualcomm, most recently as the Senior Director of Product Management and Business Development for the IoE/IoT client business. Prior to joining Qualcomm, Mr. Panush led strategic marketing and partnerships at Atheros Communications, which was later acquired by Qualcomm. His earlier industry roles spanned software engineering and project management leadership at Texas Instruments and Comsys Mobile, which was acquired by Intel. Mr. Panush holds a Master of Business Administration from Haas Business School, University of California at Berkeley and a bachelor’s degree, Cum Laude, in Computer Science from Technion Institute of Technology in Israel.

Yaniv Arieli, age 57, has served as our Chief Financial Officer since May 2005. Prior to his current position, Mr. Arieli served as President of U.S. Operations and Director of Investor Relations of DSP Group beginning in August 2002 and Vice President of Finance, Chief Financial Officer and Secretary of DSP Group’s DSP Cores Licensing Division prior to that time. Before joining DSP Group in 1997, Mr. Arieli served as an account manager and certified public accountant at Kesselman & Kesselman, a member of PricewaterhouseCoopers, a leading accounting firm. Mr. Arieli is a CPA and holds a B.A. in Accounting and Economics from Haifa University in Israel and an M.B.A. from Newport University and is also a member of the National Investor Relation Institute.

Michael Boukaya, age 51, has served as our Chief Operating Officer since April 2019. Prior to this position, Mr. Boukaya served as our Vice President and General Manager of the wireless business unit since 2014. Previously, Mr. Boukaya served as Vice President and Chief Architect with overall responsibility for the research and development of next generation DSP cores, wireless platform architectures and multimedia processors. Before joining Ceva, he was with DSP Group, Inc., holding different engineering and research and development management positions. Mr. Boukaya holds a B.Sc. in Electronic Engineering from the Technion Technology Institute, graduated from Executive Program of Stanford Graduate School of Business, and holds several patents on DSP technology.

Gweltaz Toquet, age 53, has served as our Chief Commercial Officer since January 2023. Mr. Toquet has more than 20 years of sales and management experience with the Company, most recently serving as our Vice President of Sales for Asia Pacific, India and Europe. In particular, Mr. Toquet has spent over 15 years as our Vice President of Sales for Asia Pacific based in Hong Kong, where he led the build-out and management of the sales and support functions in the region spanning China, Japan, Taiwan and Korea. Prior to joining the Company in 2002, Mr. Toquet held several roles in sales, business development, product marketing and business line management at Freehand DSP and Texas Instruments. Mr. Toquet holds a Master of Science in Engineering degree from Institut Supérieur d’Electronique de Paris (ISEP).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq Global Market on November 1, 2002. Our common stock currently trades under the ticker symbol “CEVA” on Nasdaq. As of February 16, 2026, there were approximately 250 holders of record, which we believe represents approximately 37,386 beneficial holders.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2025.

2026 Annual Meeting of Stockholders

We anticipate that the 2026 annual meeting of our stockholders will be held virtually on June 2, 2026.

Dividends

We have historically not paid dividends and have no foreseeable plans to pay dividends.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this annual report or future filings made by the Company under those statutes, the below Stock Performance Graph shall not be deemed filed with the United States Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Ceva, Inc.	100.00	95.03	56.21	49.90	69.31	47.27
S&P Semiconductors	100.00	143.09	99.15	134.18	149.17	194.11
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Russell 3000	100.00	125.66	101.53	127.88	158.32	185.47

The stock performance graph above compares the percentage change in cumulative stockholder return on the common stock of our company for the period from December 31, 2020, through December 31, 2025, with the cumulative total return on the S&P Semiconductors Select Industry Index (S&P SSII), the Russell 2000 Index and the Russell 3000 Index.

This graph assumes the investment of $100 in our common stock (at the closing price of our common stock on December 31, 2020), the S&P SSII, the Russell 2000 Index and the Russell 3000 Index on December 31, 2020, and assumes dividends, if any, are reinvested.

The Russell 3000 Index has been added to the performance graph for the fiscal year ended December 31, 2025 and we plan to include it in future filings. The Russell 3000 Index is a widely used broad-based market index that we believe more accurately represents companies of comparable market capitalization. Accordingly, we plan to discontinue the use of the Russell 2000 Index in future filings.

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

BUSINESS OVERVIEW

We enable Physical AI, the artificial intelligence embedded in billions of devices that connect, sense and infer data in the real world. We view Physical AI as the natural evolution of Edge AI. While Edge AI refers to running AI workloads locally on devices rather than in the cloud, Physical AI extends this concept further: it unifies connectivity, sensing and inference layers into a single fabric that allows devices not only to process data at the edge, but also to interact intelligently with their physical environment and the cloud. We believe Ceva is uniquely positioned as the only company with leadership in innovative silicon and software IP solutions across all three layers – connect, sense and infer.

According to IPnest, we commanded 68% of the wireless connectivity IP market in 2024. Since 2003, more than 20 billion devices have shipped with Ceva IP, including approximately 2.1 billion in 2025. Our technologies power the connectivity, perception and intelligence in today’s most advanced smart edge products across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets. Based on market research, we believe these sectors will represent a $170 billion total addressable market for Physical AI and Edge AI by 2030.

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

We believe our portfolio of technologies comprised of connectivity, sensing and inference – the three foundational layers of Physical AI – positions Ceva at the center of the most important megatrends shaping the semiconductor industry, including 5G expansion, generative and embedded AI, industrial automation and vehicle electrification. Demand across these areas continues to drive strong interest in our IP portfolio, both in established markets and in new, emerging use cases. In the fourth quarter of 2025, we signed 18 IP licensing agreements that underscore this momentum across connect, sense and infer: three NPU licensing agreements, highlighted by an engagement with a global PC and smart-device leader developing its next-generation AI personal compute architecture and selecting our NeuPro NPU IP; multiple connectivity wins reflecting customer upgrade cycles, including Wi-Fi 7 and combo connectivity agreements; and a meaningful software engagement with a leading TV platform integrating our MotionEngine technology into its smart TV operating system.

Overall in 2025, we signed 54 IP licensing agreements that underscore our momentum across connect, sense and infer: ten NPU licensing agreements, including a comprehensive portfolio license with Microchip to adopt our full NeuPro NPU family across its roadmap and embed AI capabilities across product lines; multiple agreements for our AI DSPs and accelerators across consumer and automotive applications; and close to thirty connectivity agreements for our Bluetooth and Wi-Fi IPs, including Wi-Fi 7 and Bluetooth High Data Throughput wins with major customers adopting next-generation connectivity standards for upcoming roadmaps. These agreements not only validate the breadth of our portfolio and the strength of our multi-IP strategy, but also support multi-year customer roadmaps and volume ramps, reinforcing Ceva’s role as the enabler of Physical AI across consumer, automotive, industrial and compute markets. Strategically, the licensing agreements we signed during 2025 are building long-term royalty trajectory and visibility. Based on these signed agreements and our insight into customer roadmaps, we estimate that they represent an aggregate lifetime royalty potential of $125 million over their expected product lives. While this value will be realized over multiple years and is dependent on customer deployment and market adoption, the magnitude of this opportunity relative to our current royalty base underscores the strength, durability and accelerating momentum of the licensing and royalty flywheel we are building.

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

●

Sensing layer – Software intelligence at scale: Our MotionEngine software, already shipped in more than 500 million devices, enhances MEMS‑based inertial and environmental sensors across robotics, smartphones, laptops, TWS earbuds, and more. Combined with our SensPro DSPs and NeuPro NPUs, we believe this positions Ceva as a one‑stop shop for sensor processing and AI‑driven user experiences.

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

Our customers are increasingly receptive to our roadmap because it aligns with their need to add connectivity, sensing and intelligence at the edge. In 2025, this strategy continued to strengthen our licensing performance and expand our footprint across intelligent, connected devices. We signed fifty-four IP licensing agreements during the year, including ten NPU licensing agreements that reflect accelerating adoption of on-device AI across embedded, consumer, automotive, industrial and compute markets. This momentum was reinforced in the fourth quarter, where we signed eighteen licensing agreements, including three NPU deals highlighted by an engagement with a global PC and smart-device leader selecting our NeuPro NPU IP, along with multiple Wi-Fi 7 and combo connectivity wins and a meaningful software engagement, providing further evidence of sustained demand for Ceva’s Connect, Sense and Infer portfolio.

On royalties, our connectivity platforms continued to be the foundation of our royalty business in 2025, with strength driven primarily by Wi-Fi and cellular IoT as adoption of advanced connectivity standards expanded across smart edge devices. For the full year, Ceva-powered shipments reached a record 2.1 billion units, up 6% year-over-year, driven by record Wi-Fi and cellular IoT shipments. While full-year royalty revenue was impacted by a slow start to the year in handsets, royalties increased sequentially each quarter throughout 2025 and we exited the year with our strongest royalty quarter in more than four years. These milestones reinforce Ceva’s role as a foundational provider of silicon and software IP enabling Physical AI across high-volume consumer devices and increasingly across higher-value smart edge applications.

In addition, we expect to complement our strong presence in the Asia-Pacific region by further expanding our customer base and revenues in Europe and the U.S., as reflected in our increasingly diversified geographic revenue mix in recent years. This balance strengthens our resilience and underscores Ceva’s role as the leader in silicon and software IP enabling Physical AI across global markets.

However, the global economy continued to be impacted by macroeconomic conditions, including a volatile interest rate environment, foreign currency exchange rate fluctuations, ongoing inflation, and changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, which introduced additional uncertainty. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers may delay or re-evaluate their decisions to initiate projects, which could result in a delay or cessation of engagements with us and lower licensing revenues. In addition, weaker consumer demand may result in lower royalty revenues as our customers ship fewer units, and supply chain dynamics and component pricing may also impact end-market demand.

Given these evolving dynamics, as well as our lower-than-anticipated revenues for the first quarter, in May 2025 we adopted a more cautious outlook and lowered our revenue guidance for fiscal year 2025 from high-single-digit growth to low-single-digit growth over 2024 annual revenues. We finished fiscal year 2025 with total revenues of $109.6 million, which was in line with this more cautious approach. Licensing was a relative strength during the year, while royalty revenues were affected by end-market consumer demand dynamics, including the impact of memory pricing and supply constraints on the low-end smartphone market. We anticipate that these factors may continue to impact consumer demand and our royalty revenue growth expectations into 2026.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. Despite the evolving geopolitical situation, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty and additional employees may be called in the future, if needed. We have executed our business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates. Although certain ceasefire agreements have been reached with Hamas and Lebanon (with respect to Hezbollah), and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld. In October 2025, a ceasefire agreement was reached between Israel and Hamas, leading to a cessation of direct conflict between these parties. However, the situation remains volatile, with the potential for renewed escalation, particularly with escalated tensions between the U.S., Iran and Israel. While there are currently attempts for diplomatic solution, there can be no assurance that such solution will be reached and that there will not be further escalations to the situation. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. For more information, please refer to the risk factor titled “Our operations in Israel may be adversely affected by instability in the Middle East region” in Part I—Item 1A—“Risk Factors” of this annual report.

CRITICAL ACCOUNTING ESTIMATES

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

The following is a description of principal activities from which we generate revenue. Revenues are recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

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

We generate our revenues from (1) licensing intellectual property, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues and (3) other revenues, which include revenues from support, professional services, training and sale of development systems and chips. We license our IP to semiconductor companies throughout the world. These semiconductor companies then manufacture, market and sell custom-designed chipsets to OEMs of a variety of consumer electronics products. We also license our IP directly to OEMs, which are considered end users.

We account for our IP license revenues and related services, which provide our customers with rights to use our IP, in accordance with ASC 606, "Revenue from Contracts with Customers" (ASC "606"). A license may be perpetual or time limited in its application. In accordance with ASC 606, we recognize revenue from IP license at the point in time when the IP license is made available to the customer, as the IP license is functional without professional services, updates and technical support. We have concluded that our IP licenses are distinct as the customer can benefit from the licenses on their own.

Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Stand-alone selling prices of IP licenses are typically estimated using the residual approach, since the selling price is uncertain. Stand-alone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling prices of significant customization of our IP to customer-specific specifications and professional services are typically estimated based on expected cost plus normal profit margin approach.

Revenues from contracts that involve significant customization of our IP to customer-specific specifications are considered as one performance obligation satisfied over-time. Revenue related to these projects is recognized over time, usually based on a percentage that incurred labor effort to date bears to total projected labor effort. The Company believes that incurred effort represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately. Significant judgment is required when estimating total labor effort and progress to completion on these arrangements.

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

Contracts with customers generally contain an agreement to provide for training and post contract support, which consists of remote support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms, usually on an annual basis. We consider the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, we recognize revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee (typically 12 months, since the services have a consistent continuous pattern of transfer to the customers).

Revenues from the sale of development systems and chips, which are generally considered as separate performance obligations, are recognized when control of the promised goods or services are transferred to the customers.

Contracts with customers also contain an agreement to provide professional services. Such services generate revenues which are generally recognized over time using an input method, based on labor hours, which we believe best depicts the transfer of the services to the customer.

When contracts involve a significant financing component, we adjust the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing, unless the financing period is under one year and only after the products or services were provided, as we elected to use the practical expedient under ASC 606. Revenue is recognized net of any indirect taxes collected from customers which are subsequently remitted to governmental entities.

Deferred revenues, which represent a contract liability, include unearned amounts received under license agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

We capitalize sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates. Sales commissions for the renewal of a contract are considered commensurate with the sales commissions paid for the acquisition of the initial contract. If the expected amortization period is one year or less, the commission fee is expensed when incurred.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors. Equity-based compensation primarily includes restricted stock units (RSUs), as well as options, performance-based stock units (PSUs) and employee stock purchase plan awards.

We use the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the grant date. We estimate the fair value of PSU based on market condition awards on the date of grant using the Monte Carlo simulation model. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes model.

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

For each reporting period, we evaluate whether declines in fair value below the amortized cost are due to expected credit losses, as well as our ability and intention to hold the investment until a forecasted recovery occurs. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income on the consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss). For the years ended December 31, 2025 and 2024, credit losses were immaterial.

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

For the years ended December 31, 2025 and 2024, allowance for credit losses amounted to $288 and $2,626, respectively. The decrease in the credit loss allowance as of December 31, 2025 is due to a specific write-off recorded during the year ended December 31, 2025 for a customer that has experienced financial difficulties.

Accounting Standards Recently Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. The adoption of this ASU 2023-09 affected only the disclosures to our consolidated financial statements (see to Note 14 to the Consolidated Financial Statement for the year ended December 31, 2025).

Accounting Standards Recently Issued, Not Yet Adopted by the Company

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. We are currently evaluating the impact on our financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this amendment on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach. We are currently evaluating the impact of this amendment on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduced two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning January 1, 2029, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statement.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The ASU was updated to improve the navigability of the required interim disclosures within ASC No. 270 and to clarify when the guidance applies. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU are required to be adopted for interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective or retrospective approach. We are currently evaluating the effect of adopting the ASU on our condensed consolidated financial statement disclosures.

RESULTS OF OPERATIONS

The following table presents line items from our consolidated statements of loss as percentages of our total revenues for the periods indicated:

	2024	2025
Consolidated Statements of Loss Data:
Revenues:
Licensing and related revenue	56.1%	58.0%
Royalties	43.9%	42.0%
Total revenues	100.0%	100.0%
Cost of revenues	11.9%	12.9%
Gross profit	88.1%	87.1%
Operating expenses:
Research and development, net	67.0%	68.3%
Sales and marketing	11.8%	12.1%
General and administrative	15.8%	16.5%
Amortization of intangible assets	0.6%	0.5%
Total operating expenses	95.2%	97.4%
Operating loss	(7.1)%	(10.3)%
Financial income, net	4.6%	6.3%
Remeasurement of marketable equity securities	(0.1)%	(0.3)%
Loss before taxes on income	(2.6)%	(4.3)%
Taxes on income	5.6%	5.4%
Net loss	(8.2)%	(9.7)%

Discussion and Analysis

The following discussion and analysis is for the year ended December 31, 2025, compared to the same period in 2024, unless otherwise stated. For a discussion and analysis of the year ended December 31, 2024, compared to the same period in 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Revenues

Total Revenues

	2024	2025	change (in percentage)
Total revenues (in millions)	$106.9	$109.6	2.5%

For 2025, we reported total revenue of $109.6 million, 2.5% higher than 2024. 2025 was a landmark year for Ceva and ended on a high note with record fourth-quarter revenue and our strongest royalty quarter in more than four years, and the highest ever in terms of overall revenue. A key milestone in 2025 was a strategic NeuPro NPU licensing agreement for our high-performance NeuPro NPUs with one of the world’s leading PC OEMs. This win is a powerful validation of our AI strategy and reinforces our belief that dedicated NPUs will become a standard requirement across personal computing platforms and increasingly across intelligent devices. Importantly, our diversified, multi-IP engagements are building a growing licensing and royalty flywheel that supports sustained value creation over time. As AI increasingly moves into real-world devices, we believe the industry is entering the era of Physical AI. With leadership across connectivity, sensing and inference, record Wi-Fi and cellular IoT shipments, and more than 20 billion Ceva-powered devices shipped to date, we enter 2026 in a position of strength.

We derive a significant amount of revenues from a limited number of customers. Sales to UNISOC represented 15% and 15% of our total revenues for 2025 and 2024, respectively. Generally, the identity of our other customers representing 10% or more of our total revenues varies from period to period, especially with respect to our licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers each represented 10% or more of our total royalty revenues for 2025, and collectively represented 39% of our total royalty revenues for 2025. Two royalty paying customers each represented 10% or more of our total royalty revenues for 2024, and collectively represented 46% of our total royalty revenues for 2024. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable in part by consolidation in the semiconductor industry. The loss of any significant customer could adversely affect our near-term future operating results.

The following table sets forth use cases for Ceva technology portfolio as percentages of our total revenues in each of the periods set forth below:

	Year ended December 31,
	2024	2025
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	84%	75%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	16%	25%

We expect to continue to generate a significant portion of our revenues for 2026 from the above technologies.

Licensing and related revenue

	2024	2025	change (in percentage)
Licensing and related revenue (in millions)	$60.0	$63.6	6%

Licensing and related revenue was $63.6 million, representing a 6% increase in 2025 as compared to 2024. We signed 54 licensing agreements across diversified smart edge markets, including 33 consumer, 10 industrial, 7 automotive, 3 PC, and 1 infrastructure agreement. Twelve customers licensed multiple Ceva technologies, underscoring the strength of our broad portfolio spanning connectivity, sensing and inference.

The strength of our connectivity franchise is defined by deep customer integration and scale. During 2025, we signed nearly 30 new agreements for our Bluetooth and Wi-Fi IPs, underscoring continued relevance across smart edge markets, and supporting revenue growth in 2025 as compared to 2024. Licensing and related revenues also increased from 2024 to 2025 due to a significant rise in AI‑driven licensing activity, including ten NPU agreements, with AI accounting for more than 20% of total licensing revenue in 2025. These increases were partially offset by lower revenues associated with advanced 5G cellular technologies.

In 2025, we also secured Wi-Fi 7 agreements with two of our largest connectivity customers, who together have shipped more than 3 billion Ceva-powered devices, effectively establishing long-lived royalty engines that we expect to drive billions of units and tens of millions of dollars in royalties over the life of these programs. In addition, our ability to deliver integrated combo solutions continues to differentiate us and improve deal economics over time.

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

Licensing and related revenue accounted for 58.0% of our total revenues for 2025, compared with 56.1% of our total revenues for 2024.

Royalty Revenues

	2024	2025	change (in percentage)
Royalty revenues (in millions)	$46.9	$46.0	(2%)

We generate royalty revenues from our customers who ship units of chips incorporating our technologies. Our royalty revenues represent what our customers shipped during any quarter, or our best estimates for such shipments. The royalty rate is based either on a certain percentage of the chipset price or on a fixed amount per unit basis.

Royalty revenue in 2025 amounted to $46.0 million, down 2% from $46.9 million in 2024. The decrease in 2025 as compared to 2024 was primarily due to smartphone softness and memory supply shortage impacting overall unit shipments. Importantly, royalties grew sequentially each quarter, and we exited the year with our strongest royalty quarter in more than four years. In 2025, a record 2.1 billion Ceva-powered devices were shipped, up 6% year-over-year. Wi-Fi shipments were 266 million units, up 48% year-over-year, and cellular IoT shipments were 241 million units, up 42% year-over-year, both record highs. Bluetooth shipments were 1.1 billion units, down 2% year-over-year, and handset shipments were 280 million units, down 18% year-over-year, reflecting continued softness in low-end smartphones., These volumes were complemented by continued deployments across smartphones and other smart edge devices powered by our DSPs, AI accelerators and sensor fusion software, reinforcing the scale and durability of our diversified business model.

Strategically, the licensing agreements we signed during 2025 are building long-term royalty trajectory and visibility. Based on these signed agreements and our insight into customer roadmaps, we estimate that they represent an aggregate lifetime royalty potential of $125 million over their expected product lives. While this value will be realized over multiple years and is dependent on customer deployment and market adoption, the magnitude of this opportunity relative to our current royalty base underscores the strength, durability and accelerating momentum of the licensing and royalty flywheel we are building.

The five largest royalty-paying customers accounted for 57% of our total royalty revenues for 2025, compared to 61% of our total royalty revenues for 2024.

Geographic Revenue Analysis

	2024		2025

	(in millions, except percentages)
United States	$20.3	19.0%	$19.3	17.6%
Europe, Middle East (EME)	$12.8	12.0%	$6.3	5.7%
Asia Pacific (APAC) (1)	$73.8	69.0%	$84.0	76.7%

(1) China	$52.7	49.3%	$67.9	61.9%

A majority of our revenues during the past two years have originated in the APAC region, with China representing the largest revenue share of countries in the APAC region. The increase in revenues in absolute dollars in APAC from 2024 to 2025 was mainly due to our Bluetooth and Wi-Fi IPs, to which we continue to see strong demand as customers upgrade to Wi-Fi 7 and Bluetooth High Data Throughput, with fourth quarter of 2025 including three Bluetooth/Wi-Fi combo deals and a multi-use Bluetooth HDT agreement.

The decrease in revenues in absolute dollars in the United States from 2024 to 2025 was primarily driven by few key agreements signed with U.S.-based customers in 2024, partially offset by the comprehensive NeuPro portfolio license with Microchip.

The decrease in revenues in absolute dollars and percentage in the EME region from 2024 to 2025 is primarily due to a significant infrastructure agreement with an OEM customer for the deployment of custom silicon to enable hybrid AI signed in 2024.

Cost of Revenues

	2024	2025	changes (in percentage)
Cost of revenues (in millions)	$12.8	$14.2	10.9%

Cost of revenues equaled 12.9% of our total revenues for 2025, compared to 11.9% of our total revenues for 2024. The absolute dollar increases in cost of revenues for 2025 as compared to 2024 principally reflected higher strategically beneficial customization and implementation work associated with the strategic 5G-Advanced deals we signed in the second half of 2024, partially offset by lower payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (IIA).

Cost of revenues includes labor-related costs and, where applicable, costs related to overhead, subcontractors, materials, travel, royalty expenses payments to the IIA, amortization of acquired assets and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in cost of revenues for the years 2025 and 2024 were $0.7 million and $0.7 million, respectively. Royalty expenses relate to royalties payable to the IIA that amount to 3%-3.5% of the actual sales of certain of our products, the development of which previously included grants from the IIA. The obligation to pay these royalties is contingent on actual sales of these products. Amortization of acquired assets related to the purchase of a license of NB-IoT technologies in the first quarter of 2018 and to certain intangible assets associated with the VisiSonics acquisition in the second quarter of 2023. Our amortization charges were $0.2 million and $0.5 million for 2025 and 2024, respectively.

Operating Expenses

	2024	2025
	(in millions)
Research and development, net	$71.6	$74.8
Sales and marketing	$12.6	$13.3
General and administration	$16.9	$18.1
Amortization of intangible assets	$0.6	$0.6

Total operating expenses	$101.7	$106.8
Change year-on-year	—	5.0%

The increase in total operating expenses for 2025 as compared to 2024 principally reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses, partially offset by allowance for credit losses recorded in 2024 and higher allocation of customization and implementation work for our licensees to cost of revenues.

Research and Development Expenses, Net

	2024	2025
Research and development expenses, net (in millions)	$71.6	$74.8
Change year-on-year	—	4.5%

The net increase in research and development expenses for 2025 as compared to 2024 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the Israeli NIS and the Euro, and higher non-cash equity-based compensation expenses, partially offset by higher allocation of customization and implementation work for our licensees to cost of revenues. We anticipate that our research and development expenses will continue to increase in 2026 due to higher currency exchange expenses.

The average number of research and development personnel in 2025 was 321, compared to 327 in 2024. The number of research and development personnel was 311 at December 31, 2025 as compared to 323 in 2024.

Research and development expenses, net of related government grants and French research tax benefits applicable to Crédit Impôt Recherche (CIR), were 68.3% of our total revenues for 2025, as compared with 67.0% for 2024. We recorded research grants under funding programs of $1.4 million in 2025, compared with $1.4 million in 2024. We recorded UK tax credits and CIR benefits of $3.2 million and $3.0 million for 2025 and 2024, respectively.

Research and development expenses consist primarily of salaries and associated costs, facilities expenses associated with research and development activities, project-related expenses connected with the development of our IP which are expensed as incurred, and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in research and development expenses, net for the years 2025 and 2024 were $10.5 million and $9.3 million, respectively. Research and development expenses are net of related government research grants, UK tax credits and research tax benefits applicable to CIR. We view research and development as a principal strategic investment and have continued our commitment to invest heavily in this area, which represents the largest of our ongoing operating expenses. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

	2024	2025
Sales and marketing expenses (in millions)	$12.6	$13.3
Change year-on-year	—	5.1%

The increase in sales and marketing expenses for 2025 as compared to 2024 principally reflected higher salaries and employee-related costs, and higher non-cash equity-based compensation expenses, partially offset by lower commission expenses.

Sales and marketing expenses as a percentage of our total revenues were 12.1% for 2025, as compared with 11.8% for 2024. The total number of sales and marketing personnel was 30 in 2025, as compared with 34 in 2024. Sales and marketing expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations and other marketing costs and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in sales and marketing expenses for the years 2025 and 2024 were $2.4 million and $1.8 million, respectively.

General and Administrative Expenses

	2024	2025
General and administrative expenses (in millions)	$16.9	$18.1
Change year-on-year	—	7.2%

The increase in general and administrative expenses for 2025 as compared to 2024 principally reflected higher non-cash equity-based compensation expenses and higher salaries and employee-related costs, partially offset by allowance for credit losses recorded in 2024.

General and administrative expenses as a percentage of our total revenues were 16.5% for 2025, as compared with 15.8% for 2024. The total number of general and administrative personnel was 51 in 2025, as compared with 45 in 2024. General and administrative expenses consist primarily of fees for directors, salaries for management and administrative employees, accounting and legal fees, expenses related to investor relations and facilities expenses associated with general and administrative activities, allowance for credit losses and non-cash equity-based compensation expenses. Non-cash equity-based compensation expenses included in general and administrative expenses for the years 2025 and 2024 were $6.2 million and $3.8 million, respectively.

Amortization of Intangible Assets

Our amortization charges were $0.6 million in each of the years 2025 and 2024. The amortization charges were incurred in connection with the amortization of intangible assets associated with the acquisition of the Hillcrest Labs and VisiSonics business. As of December 31, 2025, the net amount of intangible assets associated with the acquisitions was $0.5 million.

Financial Income, net

	2024	2025
	(in millions)
Financial income, net	$4.88	$6.91
of which:
Interest income and gains and losses from marketable securities, net	$5.89	$6.30
Foreign exchange gain (loss)	$(1.01)	$0.61

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discount (premium) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, for 2025 as compared to 2024 principally reflected higher combined cash, bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025) and higher yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from the French research tax benefits applicable to CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.61 million and a foreign exchange loss of $1.01 million (due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro) for 2025 and 2024, respectively.

Remeasurement of Marketable Equity Securities

We recorded a loss of $0.3 million and $0.1 million in 2025 and 2024, respectively, related to remeasurement of marketable equity securities. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Provision for Income Taxes

During the years 2025 and 2024, we recorded tax expenses of $5.9 million and $6.0 million, respectively.

The slight decrease in provision for income taxes in 2025 as compared to 2024 principally reflected lower withholding tax expenses in our Israeli subsidiary for which we will not be able to obtain a refund from the tax authorities, and tax benefits resulting from expiration of statute of limitations in a certain foreign tax jurisdiction, partially offset with the impact of a charge to record a valuation allowance in 2025 related to our French operations (as further described below).

In 2025, based on the weight of available positive and negative evidence, we recorded a valuation allowance for certain deferred tax assets of our French subsidiary due to uncertainty regarding its future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results. Accordingly, we recorded a charge of $1.0 million in 2025 as a reserve against our deferred tax assets.

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions of OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modification of several international tax provisions, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. The impact of OBBBA for the year ended December 31, 2025 did not have a material impact on our financial position for the period. We continue to evaluate the impact of OBBBA on our consolidated financial statements and will update its estimates as additional guidance becomes available.

We have significant operations in Israel and France, and a substantial portion of our taxable income is generated in these jurisdictions, as well as potentially in the U.S. due to GILTI and the requirement to capitalize research and development expenditures under IRC Section 174 over 15 years if sourced internationally. Although certain of our non-U.S. subsidiaries are taxed at rates substantially lower than U.S. tax rates, our overall tax rate could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

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

Our Israeli subsidiary has previously benefited from various Israeli tax incentives, including reduced corporate tax rates and, in some instances, exemptions on undistributed profits. These tax-exempt profits are permanently reinvested as management has determined that the Israeli subsidiary does not currently intend to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. We intend to continue to reinvest these profits and do not currently foresee a need to distribute dividends out of such tax-exempt income.

For more information about our provision for income taxes, see Note 14 to the Consolidated Financial Statement for the year ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, we had approximately $40.6 million in cash and cash equivalents, $2.1 million in short term bank deposits and $179.3 million in marketable securities, totaling $222.0 million, as compared to $163.6 million at December 31, 2024. The increase in 2025 as compared to 2024 principally reflected net proceeds of $63.3 million from a follow-on offering, in which 3,450,000 ordinary shares were issued and sold to the public during the fourth quarter of 2025.

Out of total cash, cash equivalents, bank deposits and marketable securities of $222.0 million at year end 2025, $120.6 million was held by our foreign subsidiaries. Our intent is to reinvest earnings of our foreign subsidiaries, and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if we require additional funds for strategic transactions in the United States, we may need to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated. Moving off-shore cash to our U.S. entity may result in additional tax expenses.

During 2025, we invested $109.1 million of cash in bank deposits and marketable securities with maturities up to 33 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $74.6 million. During 2024, we invested $48.9 million of cash in bank deposits and marketable securities with maturities up to 34 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were sold or redeemed for cash amounting to $49.6 million. All of our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of loss. The amount of credit losses recorded for the twelve months ended December 31, 2025 and 2024 was immaterial. For more information about our marketable securities, see Notes 1 and 3 to the Consolidated Financial Statement for the year ended December 31, 2025.

Short-term bank deposits are deposits with maturities of more than three months but no longer than one year from the balance sheet date. Bank deposits are presented at their cost, including accrued interest, and purchases and sales are considered part of cash flows from investing activities.

Operating Activities

Cash used in operating activities in 2025 was $3.4 million and consisted of a net loss of $10.6 million, adjustments for non-cash items of $22.4 million, and changes in operating assets and liabilities of $15.2 million. Adjustments for non-cash items primarily consisted of $4.3 million of depreciation and amortization of intangible assets, $19.8 million of equity-based compensation expenses, $1.0 million of unrealized foreign exchange gain and $0.8 million of amortization of discounts on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables, net of $11.8 million, an increase of operating lease right-of-use assets, net of operating lease liability, of $1.4 million (mainly related to a new operating lease agreement  in Israel), a decrease of accrued payroll and related benefits of $2.0 million, and a decrease of accrued expenses and other payables of $0.9 million, partially offset by a decrease in deferred tax, net $1.1 million.

Cash used in operating activities in 2024 was $3.5 million and consisted of a net loss of $8.8 million, adjustments for non-cash items of $20.0 million, and changes in operating assets and liabilities of $7.7 million. Adjustments for non-cash items primarily consisted of $4.1 million of depreciation and amortization of intangible assets, $15.6 million of equity-based compensation expenses, $1.1 million of unrealized foreign exchange loss, and $0.9 million of amortization of discounts on available-for-sale marketable securities. The decrease in cash from changes in operating assets and liabilities primarily consisted of an increase in trade receivables, net of $6.8 million, and an increase in prepaid expenses and other current assets of $4.8 million (mainly related to unbilled receivables of $2.6 million classified as “other long-term assets” in our consolidated balance sheets), partially offset by an increase in accrued payroll and related benefits of $2.7 million.

Cash flows from operating activities may vary significantly from quarter to quarter depending on the timing of our receipts and payments. Our ongoing cash outflows from operating activities principally relate to payroll-related costs and obligations under our property leases and design tool licenses. Our primary sources of cash inflows are receipts from our accounts receivable, and to some extent interest earned from our cash, deposits and marketable securities. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set out in the contracts.

Investing Activities

Net cash used in investing activities in 2025 was $34.0 million, as compared to net cash used in investing activities of $2.4 million in 2024. We had a cash outflow of $106.4 million with respect to investments in marketable securities and a cash inflow of $72.6 million with respect to maturity, and sale, of marketable securities during 2025. Included in the cash outflow during 2025 was net investment of $0.7 million in bank deposits. We had a cash outflow of $46.9 million with respect to investments in marketable securities and a cash inflow of $39.6 million with respect to maturity, and sale, of marketable securities during 2024. Included in the cash inflow during 2024 was net proceeds of $8.0 million from bank deposits. Capital equipment purchases of computer hardware and software used in engineering development, furniture and fixtures amounted to approximately $2.9 million in 2025 and $3.0 million in 2024. In 2025 and 2024, we had a cash inflow of $3.5 million and $0.5 million, respectively, following the sale of Intrinsix. We had a cash outflow of $0.8 million in 2024 for the acquisition of a Greek-based company.

Financing Activities

Net cash provided by financing activities in 2025 was $59.3 million, as compared to net cash used in financing activities of $5.6 million in 2024.

On November 20, 2025, we completed a follow-on offering in which 3,000,000 shares of common stock were issued and sold to the public. On December 1, 2025, the underwriters exercised in full their option to purchase additional shares and as a result we issued additional 450,000 shares of common stock. The aggregate net proceeds that we received from the offering, net of underwriting fees and other offering‑related expenses, was $63.3 million.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock which was further extended collectively by an additional 7,800,000 shares in 2010, 2013, 2014, 2018, 2020, 2023 and 2024. In 2025, we repurchased 340,295 shares of common stock pursuant to our share repurchase program at an average purchase price of $21.01 per share, for an aggregate purchase price of $7.2 million. In 2024, we repurchased 375,219 shares of common stock pursuant to our share repurchase program at an average purchase price of $22.54 per share, for an aggregate purchase price of $8.5 million. As of December 31, 2025, 684,486 shares of common stock remained authorized for repurchase under our share repurchase program.

In 2025 and 2024, we received $3.2 million and $2.9 million, respectively, from the exercise of stock-based awards.

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

Contractual Obligations

The table below presents the principal categories of our contractual obligations as of December 31, 2025:

	Payments Due by Period
	($ in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations – Leasehold properties	7,008	785	1,558	1,412	3,253
Purchase Obligations – design tools	11,201	3,814	7,387	—	—
Other purchase Obligations	4,529	4,529	—	—	—
Total	22,738	9,128	8,945	1,412	3,253

Operating leasehold obligations principally relate to our offices in Israel, Ireland, United Kingdom, France, China, Japan, Serbia, Greece, Sweden and the United States. Purchase obligations relate to license agreements entered into for maintenance of design tools. Other purchase obligations consist of capital and operating purchase order commitments. Other than set forth in the table above, we have no long-term debt or capital lease obligations.

At December 31, 2025, our income tax payable, net of withholding tax credits, included $0.3 million related to uncertain tax positions. Due to uncertainties in the timing of the completion of tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments. As a result, this amount is not included in the above table.

In addition, at December 31, 2025, the amount of accrued severance pay was $7.7 million. Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon termination, retirement or death of the respective employee. Of this amount, $0.2 million is unfunded.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the EURO. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. This has resulted in a foreign exchange gain of $0.61 million and a foreign exchange loss of $1.01 million (due to the devaluation of our Euro cash balances as the U.S. dollar strengthened significantly during this period as compared to the Euro) for 2025 and 2024, respectively.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During 2025 and 2024, we recorded accumulated other comprehensive gain of $0.02 million and accumulated other comprehensive loss of $0.99 million, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of December 31, 2025, the amount of other comprehensive gain (loss) from our forward and option contracts, net of taxes, was $0.02 million. We recognized a net gain of $1.23 million and a net gain of $0.91 million for 2025 and 2024, respectively, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

A hypothetical 10% weakening of the U.S. dollar against the NIS and the EURO would have resulted in an increase to our salary and employee related expenses, which are a large portion of our operating costs, of approximately $5.2 million and approximately $4.6 million for 2025 and 2024, respectively. A hypothetical 10% strengthening of the U.S. dollar against the NIS and the EURO would have resulted in a decrease to our salary and employee related expenses of approximately $4.3 million and approximately $3.7 million for 2025 and 2024, respectively.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of December 31, 2025, the unrealized gains, net, associated with our investments were approximately $0.05 million. As we hold bonds with unrealized losses to recovery, no credit loss was recognized during 2025. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $6.30 million in 2025 and $5.89 million in 2024. The increase in interest income and gains and losses from marketable securities, net, for 2025 as compared to 2024 principally reflected higher combined cash, bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025) and higher yields.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time such that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accountants audited the financial statements included in this Annual Report on Form 10-K and have issued a report concurring with management’s assessment of the company’s effective internal control over financial reporting, which appears in Item 8 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this item is contained in Part I of this annual report. All other information required by this item, including required information our directors, committee membership, the identification of the Audit Committee Financial Expert, our code of business conduct and ethics, our insider trading policy, stockholder nominations of directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements:

●	Consolidated Balance Sheets as of December 31, 2025 and 2024

●	Consolidated Statements of Loss for the Years Ended December 31, 2025, 2024 and 2023.

●	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025, 2024 and 2023.

●	Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023.

●	Notes to the Consolidated Financial Statements.

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

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NO.	EXHIBIT NUMBER	FILING DATE	FILED/FURNISHED HEREWITH

2.1	Agreement and Plan of Merger, dated May 9, 2021, by and among the Registrant, Northstar Merger Sub, Inc. Intrinsix Corp., and Shareholder Representative Services LLC	8-K	000-49842	2.1	May 9, 2021
2.2	Share Purchase Agreement, dated September 14, 2023, between Ceva, Inc., Intrinsix Corp. and Cadence Design Systems, Inc.	8-K	000-49842	2.1	September 20, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10	000-49842	3.1	June 3, 2002
3.2	Certificate of Ownership and Merger (merging Ceva, Inc. into ParthusCeva, Inc.)	8-K	000-49842	3.1	December 8, 2003

3.3	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-49842	3.1	July 22, 2005
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	10-K	000-49842	3.5	February 28, 2020
3.5	Amended and Restated Bylaws of the Registrant	8-K	000-49842	3.1	November 7, 2023
4.1	Specimen of Common Stock Certificate	S-1	333-97353	4.1	July 30, 2002
4.2	Description of Securities	10-K	000-49842	4.2	February 28, 2020
10.1†	Ceva, Inc. 2003 Director Stock Option Plan	10-K	000-49842	10.8	March 15, 2012
10.2†	Ceva, Inc. Amended and Restated 2002 Employee Stock Purchase Plan	DEF 14A	000-49842	Appendix A	March 25, 2025
10.3	Form of Indemnification Agreement	10	000-49842	10.13	June 3, 2002
10.4†	Employment Agreement between the Registrant and Amir Panush dated as of November 7, 2022	8-K	000-49842	10.3	November 9, 2022
10.5†	Personal and Special Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	10-Q	000-49842	10.1	November 9, 2005
10.6†	Amendment, dated November 6, 2013, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.1	November 8, 2013
10.7†	Second Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.3	February 18, 2021

10.8†	Third Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.5	November 9, 2022
10.9†	Fourth Amendment, dated April 1, 2024, to the Employment Agreement between the Registrant and Yaniv Arieli dated as of August 18, 2005	8-K	000-49842	10.1	April 5, 2024
10.10†	Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.1	April 9, 2019
10.11†	Amendment, dated February 18, 2021, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019.	8-K	000-49842	10.4	February 18, 2021
10.12†	Second Amendment, dated November 7, 2022, to the Employment Agreement between the Registrant and Michael Boukaya dated as of April 4, 2019	8-K	000-49842	10.4	November 9, 2022
10.13†	Form of Nonstatutory Stock Option Agreement under the Ceva, Inc. 2003 Director Stock Option Plan	10-Q	000-49842	10.26	August 9, 2006
10.14†	Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.3	December 12, 2022
10.15†	Addendum, dated December 7, 2022, to the Employment Agreement between the Registrant and Gweltaz Toquet dated as of May 11, 2021	8-K	000-49842	10.2	December 12, 2022
10.16†	Ceva, Inc. Amended and Restated 2011 Stock Incentive Plan	DEFA14A	000-49842	Appendix B	March 27, 2025
10.17†	Form of Stock Appreciation Right Agreement under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.26	March 11, 2016
10.18†	Form of Israeli Stock Appreciation Right Agreement under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.27	March 11, 2016
10.19†	Form of Israeli Restricted Stock Unit Agreement for employees under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.28	March 11, 2016
10.20†	Form of Restricted Stock Unit Agreement for employees under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.29	March 11, 2016
10.21†	Form of Restricted Stock Unit Agreement for non-employee directors under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.30	March 11, 2016

10.22†	Form of Restricted Stock Unit Agreement for Israeli non-employee directors under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.31	March 11, 2016
10.23†	Israeli Sub-plan under the Ceva, Inc. 2011 Stock Incentive Plan	10-K	000-49842	10.32	March 11, 2016
10.24#†	2024 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer, effective as of January 1, 2024	8-K	000-49842	10.1	February 16, 2024
10.25#†	2025 Incentive Plan for Gweltaz Toquet, Chief Commercial Officer, effective as of January 1, 2025	8-K	000-49842	10.1	February 14, 2025
10.26#†	2023 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2023	8-K	000-49842	N/A	February 21, 2023
10.27#†	2024 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2024	8-K	000-49842	N/A	February 16, 2024
10.28#†	Form of Short-Term Executive PSUs for Israeli Executive Officers	8-K	000-49842	10.2	February 24, 2020
10.29#†	Form of Short-Term Executive PSUs for U.S.-based Executive Officers	8-K	000-49842	10.3	February 24, 2020
10.30†	Form of Long-Term Executive PSUs for Israeli Executive Officers.	8-K	000-49842	10.4	February 24, 2020
10.31†	Form of Long-Term Executive PSUs for U.S.-based Executive Officers.	8-K	000-49842	10.5	February 24, 2020
10.32†	2023 Inducement Award for Amir Panush	10-K	000-49842	10.40	March 1, 2023
10.33#†	2025 Executive Bonus Plan for Amir Panush, Yaniv Arieli and Michael Boukaya, effective as of January 1, 2025	8-K	000-49842	N/A	February 14, 2025
19	Insider Trading Policy					X
21.1	List of Subsidiaries	10-K	000-49842	21.1	February 27, 2025
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global					X
24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer					X
97	Ceva, Inc. Compensation Recoupment Policy	10-K	000-49842	97	March 7, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Confidential portions of this document have been redacted as permitted by applicable regulations.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
*

This exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to include summary information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Eshel Bldg. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ceva, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ceva, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

February 27, 2026

Kost Forer Gabbay & Kasierer 2 Pal-Yam Blvd. Eshel Bldg. Haifa 3309502, Israel	Tel: +972-4-8654000 Fax: +972-3-5633439 ey.com
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ceva, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ceva, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ceva, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

Haifa, Israel
February 27, 2026

CEVA, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	December 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$18,498	$40,586
Short-term bank deposits	2,029	2,095
Marketable securities	143,117	179,302
Trade receivables (net of allowance for credit losses of $2,626 and $288 at December 31, 2024 and December 31, 2025, respectively)	37,209	49,355
Prepaid expenses and other current assets	15,488	13,498
Total current assets	216,341	284,836
Long-term assets:
Severance pay fund	7,161	7,530
Deferred tax assets, net	1,456	257
Property and equipment, net	6,877	7,054
Operating lease right-of-use assets	5,811	17,486
Goodwill	58,308	58,308
Intangible assets, net	1,877	1,044
Investments in marketable equity securities	312	55
Other long-term assets	10,805	11,686
Total long-term assets	92,607	103,420
Total assets	$308,948	$388,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,125	$2,418
Deferred revenues	3,599	3,496
Accrued expenses and other payables	6,243	5,181
Accrued payroll and related benefits	16,964	15,845
Operating lease liabilities	2,598	1,743
Total current liabilities	30,529	28,683
Long-term liabilities:
Accrued severance pay	7,365	7,690
Operating lease liabilities	2,963	14,388
Other accrued liabilities	1,535	1,037
Total long-term liabilities	11,863	23,115

Stockholders’ equity:
Preferred stock:
$0.001 par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.001 par value: 45,000,000 shares authorized; 23,756,255 and 27,583,325 shares issued at December 31, 2024 and December 31, 2025, respectively; 23,626,865 and 27,510,739 shares outstanding at December 31, 2024 and 2025, respectively	24	28
Additional paid in-capital	259,891	337,966
Treasury stock at cost (129,390 and 72,586 shares of common stock at December 31, 2024 and 2025, respectively)	(3,222)	(1,591)
Accumulated other comprehensive income (loss)	(1,330)	79
Retained earnings (accumulated deficit)	11,193	(24)
Total stockholders’ equity	266,556	336,458
Total liabilities and stockholders’ equity	$308,948	$388,256

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF LOSS

(U.S. dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2024	2025
Revenues:
Licensing and related revenues	$57,555	$59,999	$63,595
Royalties	39,864	46,940	46,003
Total revenues	97,419	106,939	109,598
Cost of revenues	11,648	12,768	14,158
Gross profit	85,771	94,171	95,440
Operating expenses:
Research and development, net *)	72,689	71,616	74,833
Sales and marketing *)	11,042	12,624	13,262
General and administrative *)	14,913	16,877	18,093
Amortization of intangible assets	594	599	598
Total operating expenses	99,238	101,716	106,786
Operating loss	(13,467)	(7,545)	(11,346)
Financial income, net	5,264	4,884	6,913
Remeasurement of marketable equity securities	(2)	(94)	(257)
Loss before taxes on income	(8,205)	(2,755)	(4,690)
Taxes on income	10,232	6,031	5,948
Net loss from continuing operations	(18,437)	(8,786)	(10,638)
Net Income from discontinued operations	6,559	—	—
Net loss	$(11,878)	$(8,786)	$(10,638)

Basic net income (loss) per share:
From continuing operations	$(0.79)	$(0.37)	$(0.44)
From discontinued operations	$0.28	$—	$—
Basic net loss per share	$(0.51)	$(0.37)	$(0.44)

Diluted net income (loss) per share:
From continuing operations	$(0.79)	$(0.37)	$(0.44)
From discontinued operations	$0.28	$—	$—
Diluted net loss per share	$(0.51)	$(0.37)	$(0.44)

Weighted average shares used to compute net income (loss) per share (in thousands):
Basic	23,484	23,613	24,295
Diluted	23,484	23,613	24,295

*) Not including amortization of technology shown separately

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Year Ended December 31,
	2023	2024	2025

Net loss:	$(11,878)	$(8,786)	$(10,638)
Other comprehensive income before tax:
Available-for-sale securities:
Changes in unrealized gains	3,222	2,222	1,588
Reclassification adjustments included in net loss	(90)	(14)	(56)
Net change	3,132	2,208	1,532
Cash flow hedges:
Changes in unrealized gains (losses)	16	(74)	1,249
Reclassification adjustments included in net loss	1,078	(914)	(1,228)
Net change	1,094	(988)	21
Other comprehensive income before tax	4,226	1,220	1,553
Income tax expense related to components of other comprehensive income	306	221	144
Other comprehensive income, net of taxes	3,920	999	1,409
Comprehensive loss	$(7,958)	$(7,787)	$(9,229)

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock
	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained Earnings (Accumulated deficit)	Total stockholders’ equity
Balance as of January 1, 2023	23,215,439	$23	$242,841	$(9,904)	$(6,249)	$32,160	$258,871
Net loss	—	—	—	—	—	(11,878)	(11,878)
Other comprehensive gain	—	—	—	—	3,920	—	3,920
Equity-based compensation	—	—	16,198	—	—	—	16,198
Purchase of treasury stock	(278,799)	—	—	(6,163)	—	—	(6,163)
Issuance of common stock upon exercise of stock-based awards	100,030	—	874	—	—	—	874
Issuance of treasury stock upon exercise of stock-based awards	404,178	—	(7,813)	10,447	—	(115)	2,519
Balance as of December 31, 2023	23,440,848	$23	$252,100	$(5,620)	$(2,329)	$20,167	$264,341
Net loss	—	—	—	—	—	(8,786)	(8,786)
Other comprehensive gain	—	—	—	—	999	—	999
Equity-based compensation	—	—	15,575	—	—	—	15,575
Purchase of treasury stock	(375,219)	—	—	(8,456)	—	—	(8,456)
Issuance of common stock upon exercise of stock-based awards	61,065	—	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	500,171	1	(7,784)	10,854	—	(188)	2,883
Balance as of December 31, 2024	23,626,865	$24	$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—	—	—	—	(10,638)	(10,638)
Other comprehensive gain	—	—	—	—	1,409	—	1,409
Equity-based compensation	—	—	19,796	—	—	—	19,796
Purchase of treasury stock	(340,295)	—	—	(7,150)	—	—	(7,150)
Issuance of common stock, net of issuance costs of $650	3,450,000	4	63,257	—	—	—	63,261
Issuance of common stock upon exercise of stock-based awards	377,070	—	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	397,099	—	(6,336)	8,781	—	(579)	1,866
Balance as of December 31, 2025	27,510,739	$28	$337,966	$(1,591)	$79 (*)	$(24)	$336,458

(*) Accumulated unrealized gain from available-for-sale securities, net of taxes of $13					$58
Accumulated unrealized gain from hedging activities					$21
Accumulated other comprehensive income, net as of December 31, 2025					$79

The accompanying notes are an integral part of the consolidated financial statements.

CEVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2023	2024	2025
Cash flows from operating activities:
Net loss	$(11,878)	$(8,786)	$(10,638)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,887	3,046	3,436
Amortization of intangible assets	1,996	1,090	833
Equity-based compensation	16,198	15,575	19,796
Realized gain, net on sale of available-for-sale marketable securities	(90)	(14)	(56)
Amortization of discounts on available-for-sale marketable securities	(124)	(922)	(755)
Unrealized foreign exchange (gain) loss, net	(560)	1,108	(1,029)
Gain on sale of Intrinsix	(11,557)	—	—
Remeasurement of marketable equity securities	2	94	257
Changes in operating assets and liabilities:
Trade receivables, net	(25)	(6,777)	(11,846)
Prepaid expenses and other assets	(4,850)	(4,751)	281
Operating lease right-of-use assets	3,305	1,167	(11,675)
Accrued interest on bank deposits	(237)	527	(23)
Deferred taxes, net	6,684	(68)	1,055
Trade payables	(818)	(261)	552
Deferred revenues	(27)	581	(103)
Accrued expenses and other payables	(182)	477	(890)
Accrued payroll and related benefits	(3,737)	2,664	(1,987)
Operating lease liability	(3,273)	(810)	10,226
Income taxes payable	67	(221)	(706)
Accrued severance pay, net	(112)	(248)	(84)
Net cash provided by (used in) operating activities	(6,331)	3,471	(3,356)
Cash flows from investing activities:
Business combination	(3,600)	—	—
Asset acquisition	—	(753)	—
Purchase of property and equipment	(2,884)	(2,955)	(2,921)
Proceeds from the sale of Intrinsix, net	30,589	540	3,470
Investment in bank deposits	(2,000)	(2,000)	(2,705)
Proceeds from bank deposits	6,000	10,000	2,000
Investment in available-for-sale marketable securities	(40,026)	(46,864)	(106,440)
Proceeds from maturity of available-for-sale marketable securities	10,340	29,780	61,297
Proceeds from sale of available-for-sale marketable securities	12,417	9,806	11,301
Net cash provided by (used in) investing activities	10,836	(2,446)	(33,998)
Cash flows from financing activities:
Purchase of treasury stock	(6,163)	(8,456)	(7,150)
Proceeds from issuance of common stock, net of issuance costs	—	—	63,261
Proceeds from exercise of stock-based awards	3,393	2,883	3,224
Net cash provided by (used in) financing activities	(2,770)	(5,573)	59,335
Effect of exchange rate changes on cash and cash equivalents	267	(241)	107
Increase (decrease) in cash and cash equivalents	2,002	(4,789)	22,088
Cash and cash equivalents at the beginning of the year	21,285	23,287	18,498
Cash and cash equivalents at the end of the year	$23,287	$18,498	$40,586

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(U.S. dollars in thousands)

	Year ended December 31,
	2023	2024	2025
Supplemental information of cash-flows activities:
Cash paid during the year for:
Income and withholding taxes	$7,398	$6,261	$4,182
Non-cash transactions:
Transaction costs related to the Intrinsix but unpaid at the end of the year	$25	$—	$—
Property and equipment purchases incurred but unpaid at the end of the year	$—	$215	$692
Right-of-use assets obtained in the exchange for operating lease liabilities	$1,100	$1,324	$14,084

Reconciliation of cash and cash equivalents as shown in the condensed consolidated statements of cash flow:

Cash and cash equivalents in the Consolidated Balance Sheets	$23,287	$18,498	$40,586
Cash and cash equivalents included in assets of discontinued operation	—	—	—
Total cash and cash equivalents in the Consolidated Statements of Cash Flows	$23,287	$18,498	$40,586

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

Ceva is the leader in silicon and software IP enabling Physical AI – the artificial intelligence embedded in billions of devices that connect, sense and infer data in the real world. Ceva views Physical AI as the natural evolution of Edge AI. While Edge AI refers to running AI workloads locally on devices rather than in the cloud, Physical AI extends this concept further: it unifies connectivity, sensing and inference layers into a single fabric that allows devices not only to process data at the edge, but also to interact intelligently with their physical environment and the cloud. Ceva believes it is uniquely positioned as the only company with leadership in innovative silicon and software IP solutions across all three layers. Ceva’s technologies power the connectivity, perception and intelligence in today’s most advanced smart edge products across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets.

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

Ceva’s portfolio spans the three foundational layers of Physical AI:

●

Connectivity layer (wireless transport): Bluetooth, Wi-Fi, Ultra Wideband (“UWB”), cellular internet-of-things (“IoT”), and 5G Advanced IP platforms that form the backbone of ubiquitous, secure, and high-performance communication

●

Sensing layer (software and DSPs): Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general-purpose digital signal processors (“DSPs”) that transform raw sensor data into actionable intelligence

●

Inference layer (NPUs and AI DSPs): The NeuPro family of neural processing units (“NPUs”), from NeuProNano for embedded AI to NeuProM for generative AI, supported by a unified toolchain and software stack for simple model deployment, and the SensPro family of AI DSPs for high-performance signal and AI workloads

Ceva licenses its portfolio of wireless communications and scalable AI IP to its customers, lowering barriers to entry and enabling them to bring new products to market faster, more reliably, efficiently and economically.

Segments:

The Company operates as one operating segment. See Note 12 for additional information.

Discontinued Operation:

Intrinsix Corp. (“Intrinsix”)

On September 14, 2023, the Company and Intrinsix, then its wholly owned subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Cadence Design Systems, Inc. (“Cadence”), pursuant to which Cadence agreed to purchase all of the issued and outstanding capital shares of Intrinsix from the Company for $35,000 in cash, subject to other certain purchase price adjustments as provided for in the Agreement (the “Transaction”). The closing of the Transaction occurred on October 2, 2023. At the closing, an amount of $300 from the consideration was deposited with a third-party escrow agent for the purposes of satisfying any additional post-closing purchase price adjustments owed by the Company to Cadence, all of which was fully paid to the Company during the first quarter of 2024. An additional amount of $3,500 of the consideration was deposited with the same escrow agent for a period of 18 months as security for the Company’s indemnification obligations to Cadence in accordance with the terms and conditions set forth in the Agreement, of which $3,470 was released and paid to the Company in the second quarter of 2025. After post‑closing adjustments, the Company also received a $240 repayment during the first quarter of 2024. The Agreement includes certain representations, warranties and covenants of the parties, and the Company also agreed to certain non-competition and non-solicitation terms, which are subject to certain exceptions.

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

The following table shows the Company's results of discontinued operation for the year ended December 31, 2023:

Year Ended
December 31,
2023

Revenues	$7,909
Cost of revenues	4,976
Gross profit	2,933
Operating expenses:
Research and development, net	5,489
Sales and marketing	662
General and administrative	757
Amortization of intangible assets	373
Total operating expenses	7,281
Operating loss	(4,348)
Financial income, net	3
Gain on sale	10,892
Total gain from discontinued operations before taxes on income	6,547
Income tax benefit	(12)
Net income from discontinued operations	$6,559

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

The following table presents cash flows from discontinued operations:

Year Ended
December 31,
2023
Net cash flows used in operating activities (*)	$(2,235)
Net cash flows (used in) provided by investing activities	$29,919

(*) Amortization and depreciation allocated to discontinued operation for the year ended December 2023 amounted to $1,081.

Acquisitions

a. VisiSonics

In May 2023, the Company entered into an agreement to acquire the VisiSonics 3D spatial audio business (“VisiSonics”). Under the terms of the agreement, the Company agreed to pay an aggregate of $3,600 at closing, and each of VisiSonics’ two founders was entitled to an additional payment of $100 payable in equal monthly installments over the 12-month period following the closing in connection with their provision of consulting services. The main strategic driver for the acquisition is that VisiSonics’ spatial audio research and development (“R&D”) team and software, which has close ties to the Company’s sensor fusion R&D development center, extend the Company’s application software portfolio for embedded systems, bolstering the Company’s strong market position in hearables where spatial audio is quickly becoming a must-have feature.

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

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with FASB ASC No. 830, “Foreign Currency Matters.” All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statements of loss as financial income or expenses, as appropriate, which is included in “financial income, net.” The foreign exchange gains and losses arose principally on the EURO and the NIS monetary balance sheet items as a result of the currency fluctuations of these currencies against the dollar.

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

Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months but less than one year from the balance sheet date. The deposits are presented at their cost, including accrued interest. The deposits bear interest annually at an average rate of 3.95%, 4.53% and 4.57% during 2023, 2024 and 2025, respectively.

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

For each reporting period, the Company evaluates whether declines in fair value below the amortized cost are due to expected credit losses, as well as the Company's ability and intention to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income on the consolidated statements of income (loss), and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss). For the years ended December 31, 2023, 2024 and 2025, credit losses were immaterial.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Trade receivables and allowances:

Trade receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts and allowance for unbilled receivables based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company’s consolidated statements of loss.

Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	%
Computers, software and equipment	15	-	33
Office furniture and equipment	7	-	33
Leasehold improvements	Over the shorter of the expected lease term or estimated useful life

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term. A lease is classified as an operating lease if it does not meet any one of these criteria. Since all of the Company’s lease contracts do not meet any of the criteria above, the Company concluded that all of its lease contracts should be classified as operating leases.

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

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company elected not to recognize a lease liability and a ROU asset for lease with a term of twelve months or less.

Goodwill:

Goodwill is carried at cost and is not amortized but rather is tested for impairment at least annually or between annual tests in certain circumstances. The Company conducts its annual test of impairment for goodwill on October 1st of each year.

The Company operates in one operating segment and this segment comprises only one reporting unit.

ASC 350, "Intangibles – Goodwill and Other" ("ASC 350") allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit exceeds its estimated fair value, the Company recognizes an impairment of goodwill for the amount of this excess. For each of the three years in the period ended December 31, 2025, no impairment of goodwill has been recorded.

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

The Company did not record any impairments during the years ended December 31, 2023, 2024 and 2025.

Investments in marketable equity securities:

The Company holds an equity interest in Cipia Vision Ltd (CPIA.TA) ("Cipia"), a publicly traded company listed on the Tel-Aviv Stock Exchange. As such, the Company measures its Cipia investment at fair value with changes in fair value recognized in remeasurement of marketable equity securities in the consolidated statements of income (loss). As of December 31, 2025, the investment fair value amounted to $55. The Company recorded a loss of $2, a loss of $94, and a loss of $257 for the years ended December 31, 2023, 2024 and 2025, respectively from the remeasurement of the investment.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Revenue recognition:

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

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

The Company generates its revenues from (1) licensing intellectual properties, which in certain circumstances are modified for customer-specific requirements, (2) royalty revenues, and (3) other revenues, which include revenues from support, professional services, training and sale of development systems and chips, which are included in licensing and related revenue in the accompanying consolidated statements of income (loss).

The Company accounts for its IP license revenues and related services, which provide the Company's customers with rights to use the Company's IP, in accordance with ASC 606, "Revenue from Contracts with Customers" ("ASC 606"). A license may be perpetual or time limited in its application. In accordance with ASC 606, the Company recognizes revenue from IP license at the point in time when the IP license is made available to the customer, as the IP license is functional without professional services, updates and technical support. The Company has concluded that its IP licenses are distinct as the customer can benefit from the licenses on their own.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Revenues from contracts that involve significant customization of the Company’s IP to customer-specific specifications are considered as one performance obligation satisfied over-time. Revenue related to these projects is recognized over time, usually based on a percentage that incurred labor effort to date bears to total projected labor effort. The Company believes that incurred effort represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. When total cost estimates for these types of arrangements exceed revenues in a fixed-price arrangement, the estimated losses are recognized immediately. Significant judgment is required when estimating total labor effort and progress to completion on these arrangements.

Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of IP license are typically estimated using the residual approach since the selling price is uncertain. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. Standalone selling prices of significant customization of the Company’s IP to customer-specific specifications and professional services are typically estimated based on expected cost plus normal profit margin approach.

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

Contracts with customers generally contain an agreement to provide for training and post contract support, which consists of remote support, correction of errors (bug fixing) and unspecified updates and upgrades. Fees for post contract support, which takes place after delivery to the customer, are specified in the contract and are generally mandatory for the first year. After the mandatory period, the customer may extend the support agreement on similar terms, usually on an annual basis. The Company considers the post contract support performance obligation as a distinct performance obligation that is satisfied over time, and as such, it recognizes revenue for post contract support on a straight-line basis over the period for which technical support is contractually agreed to be provided to the licensee, typically twelve months, since the services have a consistent continuous pattern of transfer to the customers. Revenues from the sale of development systems and chips, which are generally considered as separate performance obligations, are recognized at point in time when control of the promised goods or services are transferred to the customers.

Contracts with customers also contain an agreement to provide professional services. Such services generate revenues which are generally recognized over time using the input method, based on labor hours, which the Company believes best depicts the transfer of the services to the customer.

When contracts involve a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing, unless the financing period is under one year and only after the products or services were provided as the Company elected to use the practical expedient under ASC 606. Revenue is recognized net of any indirect taxes collected from customers which are subsequently remitted to governmental entities.

Deferred revenues, which represent a contract liability, include unearned amounts received under license agreements, unearned technical support and amounts paid by customers not yet recognized as revenues.

The Company capitalizes sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates. Sales commissions for the renewal of a contract are considered commensurate with the sales commissions paid for the acquisition of the initial contract. If the expected amortization period is one year or less, the commission fee is expensed when incurred.

Cost of revenue:

Cost of revenues include materials, subcontractors, amortization of acquired assets, the portion of development costs associated with product development arrangements, salary and related costs for personnel engaged in services, training and customer support, equity-based compensation expense, travel, office expenses and other support costs. Cost of revenues also include royalty expense payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”) (refer to Note 16c for further details).

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

The Company recorded grants in the amounts of $1,668, $1,407 and $1,408 for the years ended December 31, 2023, 2024 and 2025, respectively. The Company’s Israeli subsidiary is obligated to pay royalties amounting to 3%-3.5% of the sales of certain products the development of which received grants from the IIA in previous years. The obligation to pay these royalties is contingent on actual sales of the products. Grants received from the IIA may become repayable if certain criteria under the grants are not met.

The French Research Tax Credit, Crédit d’Impôt Recherche (“CIR”), is a French tax incentive to stimulate R&D, which is relevant for the Company's French subsidiaries (RivieraWaves SAS and Ceva France). Generally, the CIR offsets the income tax to be paid, but in the absence of income taxes to be paid, the CIR can be refunded. The CIR is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the CIR is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2023, 2024 and 2025, the Company recorded CIR benefits in the amount of $2,509, $2,805 and $3,185, respectively.

The research & development (R&D) tax credit in the UK is designed to encourage innovation and increase spending on R&D activities for companies operating in the UK. This is relevant to the Company’s subsidiary R&D centers in the UK. Generally, the UK R&D tax credit offsets the income tax to be paid, but in the absence of income taxes to be paid, the amounts can be refunded. The R&D tax credit is calculated based on the claimed volume of eligible R&D expenditures by the Company. As a result, the R&D tax credit is presented as a deduction from “research and development expenses” in the consolidated statements of income (loss). During the years ended December 31, 2023, 2024 and 2025, the Company recorded R&D tax credit benefits in the amount of $107, $149 and $57, respectively.

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

Total contributions for the Company’s U.S. employees for the years ended December 31, 2023, 2024 and 2025 were $376, $204 and $183, respectively.

Accrued severance pay:

Effective July 1, 2021, the Israeli subsidiary’s agreements with employees hired prior to August 1, 2016, are under Section 14 of the Severance Pay Law, 1963. Up to July 1, 2021, the liability of Ceva’s Israeli subsidiary for severance pay for employees hired prior to August 1, 2016, was calculated pursuant to Israeli severance pay law based on the most recent salary of each employee multiplied by the number of years of employment for these employee as of June 30, 2021. The Israeli subsidiary’s liability for the period until June 30, 2021, is fully provided for by monthly deposits with severance pay funds, insurance policies and an accrual. The deposited funds include profits and losses accumulated up to December 31, 2025. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these policies is recorded as an asset on the Company’s consolidated balance sheets.

Effective August 1, 2016, the Israeli subsidiary’s agreements for all new hires in Israel are under Section 14 of the Severance Pay Law, 1963, and effective July 1, 2021, this arrangement also applies to employees hired prior to August 1, 2016. The Israeli subsidiary’s contributions for severance pay have extinguished its severance obligation. Upon contribution of the full amount based on the employee’s monthly salary for each year of service, no additional obligation exists regarding the matter of severance pay, and no additional payments is made by the Israeli subsidiary to the employee. Furthermore, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Israeli subsidiary is legally released from any obligation to employees once the required deposit amounts have been paid.

Severance pay expenses, net of related income, for the years ended December 31, 2023, 2024 and 2025, were $2,117, $1,835 and $2,332, respectively.

Equity-based compensation:

The Company accounts for equity-based compensation in accordance with FASB ASC No. 718, “Stock Compensation” which requires the recognition of compensation expenses based on estimated fair values for all equity-based awards made to employees and non-employee directors. Equity-based compensation primarily includes restricted stock units (“RSUs”), as well as options, performance-based stock units (“PSUs”) and employee stock purchase plan awards.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The Company uses the straight-line recognition method for awards subject to graded vesting based only on a service condition and the accelerated method for awards that are subject to performance or market conditions. The fair value of each RSU and PSU (excluding PSUs based on market condition awards) is the market value as determined by the closing price of the common stock on the day of grant. The Company estimates the fair value of PSU based on market condition awards on the date of grant using the Monte-Carlo simulation model. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes model. Forfeitures are accounted for as they occur instead of estimating the number of awards expected to be forfeited.

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	2023			2024			2025

Expected dividend yield		0%			0%			0%
Expected volatility	45%	-	47%	46%	-	50%	41%	-	70%
Risk-free interest rate	4.8%	-	5.5%	4.9%	-	5.3%	4.0%	-	4.4%
Contractual term of up to (in months)	6	-	24	6	-	24	6	-	24

During the years ended December 31, 2023, 2024 and 2025, the Company recognized equity-based compensation expense related to stock options, RSUs, PSUs and employee stock purchase plan as follows:

	Year ended December 31,
	2023	2024	2025

Cost of revenue	$826	$713	$679
Research and development, net	9,133	9,298	10,549
Sales and marketing	1,776	1,801	2,397
General and administrative	3,795	3,763	6,171
Total equity-based compensation expense from continuing operations	15,530	15,575	19,796
Equity-based compensation expense included in discontinued operations	668	—	—
Total equity-based compensation expense	$16,198	$15,575	$19,796

As of December 31, 2025, there was $25,761 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2025, there was $154 of unrecognized compensation expense related to unvested stock option. This amount is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2025, there was $235 of unrecognized compensation expense related to employee stock purchase plan. This amount is expected to be recognized during the first quarter of 2026.

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

	Balance at beginning of period	Additions	Deduction	Balance at end of period

Year ended December 31, 2025
Write-offs	$2,626	$—	$(2,338)	$288

Year ended December 31, 2024
Allowance for credit losses	$288	$2,338	$—	$2,626

Year ended December 31, 2023
Allowance for credit losses	$313	$—	$(25)	$288

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The increase in the credit loss allowance as of December 31, 2024, is due to a specific credit loss recorded during the year ended December 31, 2024, for a customer that has experienced financial difficulties. In 2025 the Company recognized a write-off of the allowance for that customer.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $2,625. There were no open Hedging Contracts as of December 31, 2024.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. There were no open other derivative instruments as of December 31, 2024 and 2025.

Advertising expenses:

Advertising expenses are charged to consolidated statements of income (loss) as incurred. Advertising expenses for the years ended December 31, 2023, 2024 and 2025 were $780, $795 and $872, respectively.

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

	Year ended December 31,
	2023	2024	2025
Numerator:
Net loss from continuing operations	$(18,437)	$(8,786)	$(10,638)
Net income from discontinued operations	6,559	—	—
Net loss	$(11,878)	$(8,786)	$(10,638)
Denominator (in thousands):
Basic weighted-average common stock outstanding	23,484	23,613	24,295
Effect of stock-based awards	—	—	—
Diluted weighted-average common stock outstanding	23,484	23,613	24,295

Basic net loss per share from continuing operations	$(0.79)	$(0.37)	$(0.44)
Basic net income per share from discontinued operations	$0.28	$—	$—
Basic net loss per share	$(0.51)	$(0.37)	$(0.44)

Diluted net loss per share from continuing operations	$(0.79)	$(0.37)	$(0.44)
Diluted net income per share from discontinued operations	$0.28	$—	$—
Diluted net loss per share	$(0.51)	$(0.37)	$(0.44)

The total number of shares related to outstanding equity-based awards excluded from the calculation of diluted net loss per share, since their effect was anti-dilutive, was 1,381,176, 1,687,533 and 1,883,152 for the years ended December 31, 2023, 2024 and 2025, respectively.

Accounting Standards Recently Adopted by the Company:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation, as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU 2023-09 are required to be adopted for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025, on a prospective basis. The adoption of this ASU 2023-09 affected only the Company's disclosures to its consolidated financial statements (refer to Note 14).

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduced two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The ASU was updated to improve the navigability of the required interim disclosures within ASC No. 270 and to clarify when the guidance applies. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU are required to be adopted for interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective or retrospective approach. The Company is currently evaluating the effect of adopting the ASU on its condensed consolidated financial statement disclosures.

NOTE 2: REVENUE RECOGNITION

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of royalties or unexercised contract renewals:

	2026	2027	2028 and thereafter
Licensing and related revenues	$13,372	$1,523	$483

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geography, use cases for the Company’s technology portfolio, and timing of revenue recognition:

	Year ended December 31, 2024			Year ended December 31, 2025
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$14,988	$5,316	$20,304	$14,117	$5,171	$19,288
Europe and Middle East	8,486	4,310	12,796	2,917	3,358	6,275
Asia Pacific	36,512	37,314	73,826	46,561	37,474	84,035
Other	13	—	13	—	—	—
Total	$59,999	$46,940	$106,939	$63,595	$46,003	$109,598

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$53,607	$36,426	$90,033	$46,277	$35,658	$81,935
Sense & Infer ( sensor fusion, audio, sound, imaging, vision and AI)	6,392	10,514	16,906	17,318	10,345	27,663
Total	$59,999	$46,940	$106,939	$63,595	$46,003	$109,598

Timing of revenue recognition
Products transferred at a point in time	$50,655	$46,940	$97,595	$49,652	$46,003	$95,655
Products and services transferred over time	9,344	—	9,344	13,943	—	13,943
Total	$59,999	$46,940	$106,939	$63,595	$46,003	$109,598

	Year ended December 31, 2023
	Licensing and related revenues	Royalties	Total
Geography
United States	$3,845	$5,706	$9,551
Europe and Middle East	9,197	2,987	12,184
Asia Pacific and other	44,513	31,171	75,684
Total	$57,555	$39,864	$97,419

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$49,910	$29,787	$79,697
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	7,645	10,077	17,722
Total	$57,555	$39,864	$97,419

Timing of revenue recognition
Products transferred at a point in time	$46,542	$39,864	$86,406
Products and services transferred over time	11,013	—	11,013
Total	$57,555	$39,864	$97,419

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	December 31, 2024	December 31, 2025

Currents assets (classified under “Trade receivables”):
Trade receivables	$15,969	$19,495
Unbilled receivables (associated with licensing and related revenue)	8,266	16,545
Unbilled receivables (associated with royalties)	12,974	13,315
Total current assets	37,209	49,355

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenue)	2,583	1,176

Deferred revenues (short-term contract liabilities)	3,599	3,496

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

During the year ended December 31, 2025, the Company recognized $2,889 that was included in deferred revenues (short-term contract liability) balance at January 1, 2025.

Costs to obtain a contract:

As of December 31, 2024 and 2025, the Company had a remaining contract cost asset of $467 and $76, respectively, related to the incremental costs of obtaining the contract arising from sales commissions. During the years ended December 31, 2024 and 2025, the Company recognized amortization of contract costs of $257 and $253, respectively. Contract cost asset and amortization were immaterial for the year ended December 31, 2023. The Company records these costs within sales and marketing expenses on the Company’s consolidated statements of income (loss).

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

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 3: MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities at December 31, 2024 and 2025:

	As at December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$106,154	$157	$(407)	$105,904

Available-for-sale - matures after one year through three years:
Corporate bonds	73,103	366	(71)	73,398

Total	$179,257	$523	$(478)	$179,302

	As at December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$61,113	$41	$(146)	$61,008

Available-for-sale - matures after one year through three years:
Corporate bonds	83,491	221	(1,603)	82,109

Total	$144,604	$262	$(1,749)	$143,117

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024 and 2025, and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of December 31, 2025	$65,252	$(115)	$32,678	$(363)
As of December 31, 2024	$28,762	$(160)	$61,996	$(1,589)

During the years ended December 31, 2023, 2024 and 2025 the amount of credit losses recorded was not material.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Year ended December 31,
	2023	2024	2025

Gross realized gains from sale of available-for-sale marketable securities	$114	$19	$56
Gross realized losses from sale of available-for-sale marketable securities	$(24)	$(5)	$—

NOTE 4: LEASES

The Company leases substantially all of its office space and vehicles under operating leases. The Company's leases have original lease periods expiring between 2026 and 2040. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably certain. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

In 2025, the Company signed an operating lease agreement for new offices in Israel, resulting in an additional lease commitment of approximately $12,500. The lease commenced in the fourth quarter of 2025, and will remain in effect until December 30, 2035, with an option to extend the lease for an additional period of up to 5 years, subject to the conditions of the lease agreement. The Company provided bank guarantees in connection with its lease agreement in Israel in a total amount of $772. To secure these guarantees, the Company placed an equivalent amount in a bank deposit, which is recorded under “Other long‑term assets.”

The following is a summary of weighted average remaining lease terms and discount rate for all of the Company’s operating leases:

December 31, 2025
Weighted average remaining lease term (years)	12.72
Weighted average discount rate	4.73%

Total operating lease cost and cash payments for operating leases were as follows:

	Year ended December 31,
	2023	2024	2025

Operating lease cost	$2,967	$2,763	$2,787
Cash payments for operating leases	$2,947	$2,440	$4,229

Maturities of lease liabilities are as follows:

2026	1,795
2027	2,177
2028	1,755
2029	1,610
2030	1,613
2031 and thereafter	12,959
Total undiscounted cash flows	21,909
Less imputed interest	5,778
Present value of lease liabilities	$16,131

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

Description	December 31, 2025	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$179,302	—	$179,302	—
Foreign exchange contract	21	—	21	—
Investments in marketable equity securities	55	55	—	—

Description	December 31, 2024	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$143,117	—	$143,117	—
Investments in marketable equity securities	312	312	—	—

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 6: PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classifications, is as follows:	As at December 31,
	2024	2025
Cost:
Computers, software and equipment	$25,693	$27,185
Office furniture and equipment	921	2,199
Leasehold improvements	4,381	3,990
	30,995	33,374
Less – Accumulated depreciation	(24,118)	(26,320)
Property and equipment, net	$6,877	$7,054

The Company recorded depreciation expenses in the amount of $3,046 and $3,436 for the years ended December 31, 2024 and 2025, respectively. In addition, in 2024 and 2025, assets no longer in use by the Company of $4,506 and $1,234, respectively, have been written down.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 7: INTANGIBLE ASSETS, NET

		Year ended December 31, 2024			Year ended December 31, 2025
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Intangible assets –amortizable:

Intangible assets related to the acquisition of VisiSonics business
Customer relationships	4.0	$432	$180	$252	$432	$288	$144
Technologies	5.0	1,174	391	783	1,174	626	548

Intangible assets related to the acquisition of Hillcrest Labs business
Customer relationships	4.4	3,518	3,351	167	3,518	3,511	7
R&D Tools	7.5	2,475	1,800	675	2,475	2,130	345

Total intangible assets		$7,599	$5,722	$1,877	$7,599	$6,555	$1,044

Future estimated annual amortization charges are as follows:

2026	680
2027	286
2028	78
$1,044

The Company recorded amortization expense in the amount of $1,090 and $833 for the years ended December 31, 2024 and 2025, respectively.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 8: ACCRUED EXPENSES AND OTHER PAYABLES

	As at December 31,
	2024	2025

Engineering accruals	$649	$363
Professional fees	922	921
Government grants	1,014	539
Income taxes payable, net	1,711	1,487
Accrued expenses related to assets acquisition	637	425
Other	1,310	1,446
Total	$6,243	$5,181

NOTE 9: STOCKHOLDERS’ EQUITY

a. Common stock:

1. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all of the Company’s assets. The Board of Directors may declare a dividend out of funds legally available therefore and the holders of common stock are entitled to receive ratably any such dividends. Holders of common stock have no preemptive rights or other subscription rights to convert their shares into any other securities.

2. On November 20, 2025, the Company completed a follow-on offering in which 3,000,000 shares of common stock were issued and sold to the public. On December 1, 2025, the underwriters exercised in full their option to purchase additional shares and as a result the Company issued additional 450,000 shares of common stock. The total consideration of the offering was $63,261, net of $650 issuance costs.

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

c. Share repurchase program:

In August 2008, the Company announced that its Board of Directors approved a share repurchase program for up to one million shares of common stock which was further extended by an additional 7,800,000 shares collectively across further approvals in 2010, 2013, 2014, 2018, 2020, 2023 and 2024.

As of December 31, 2025, 684,486 shares of common stock remained authorized for repurchase under the Company’s share repurchase program.

d. Employee and non-employee stock plans:

The Company grants a mix of stock options and RSUs to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan to employees of the Company and its subsidiaries. The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

A summary of the Company’s stock option activities and related information for the year ended December 31, 2025, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic- value
Outstanding at the beginning of the year	84,025	$20.74	2.5	$316
Granted	—	—
Exercised	(27,000)	19.43
Forfeited or expired	—	—
Outstanding at the end of the year	57,025	$23.87	2.8	$20
Exercisable at the end of the year	42,526	$24.95	2.1	$8

During the year ended December 31, 2022, the Company did not grant stock options. The weighted average fair value at grant date of stock options granted for the years ended December 31, 2023, and 2024 amounted to $11.30 and $10.46, respectively. During the year ended December 31, 2025, the Company did not grant stock options.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2024 and 2025 was $173, $187 and $194, respectively.

An RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors, which have historically been granted on or about July 1 of each year, will be made following a director’s election or re-election to the Board at the Company’s annual meeting, and fully vest on the first-year anniversary of the grant date instead of over a two-year period.

On February 10, 2025, the Compensation Committee of the Board (the “Committee”) granted 34,612, 15,575, 13,844 and 13,844 RSUs, effective as of February 14, 2025, to each of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and Chief Commercial Officer (“CCO”), respectively, pursuant to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The RSU awards vest 33.4% on February 14, 2026, 33.3% on February 14, 2027 and 33.3% on February 14, 2028

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Also, on February 10, 2025, the Committee granted 51,918, 10,383, 9,229 and 9,229 performance-based stock units (“PSUs”), effective as of February 14, 2025, to each of the Company’s CEO, CFO, COO and CCO, respectively, pursuant to the 2011 Plan. The performance goals for the PSUs with specified weighting are as follows:

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

In 2025, the Company achieved 99% of the 2025 License Revenue Target and a negative total shareholder return whereby the return on the Company’s stock for 2025 was lesser than both the S&P index and the Russel index, so based on the PSU award conditions, the Company’s CEO, CFO, COO and CCO received 25,795, 5,158, 4,585 and 4,585 PSUs, respectively.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The PSUs vest 33.4% on February 14, 2026, 33.3% on February 14, 2027 and 33.3% on February 14, 2028, and only to the extent that the applicable service-based vesting requirements are satisfied.

Also, on November 9, 2025 (the “Modification Date”), the Committee approved to amend the Long-Term PSUs granted to the Company’s CEO, CFO, COO and CCO on February 14, 2023, extending the performance period by two additional years through December 31, 2027. Therefore, the Company accounted for an incremental value in the total amount of $2,727, which will be recognized over a period of approximately one year. Of this amount, $371 was recorded in 2025, and the remaining $2,356 will be recognized in 2026. The Company estimates the fair value of the Long-Term PSUs based on the Modification Date using the Monte-Carlo simulation model.

A summary of the Company’s RSU and PSU activities and related information for the year ended December 31, 2025, is as follows:

	Number of RSUs and PSUs	Weighted average grant-date fair value
Unvested as at the beginning of the year	1,603,508	$21.01
Granted	988,322	23.87
Vested (*)	(601,049)	24.49
Forfeited	(164,654)	21.00
Unvested at the end of the year	1,826,127	$23.00

(*) The weighted‑average fair value of the Company’s RSUs and PSUs on their respective vesting dates was $26.25.

Stock Plans

As of December 31, 2025, the Company maintains the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

As of December 31, 2025, options, RSUs and PSUs to purchase 1,088,491 shares of common stock were available for grant under the 2011 Plan.

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

2002 Employee Stock Purchase Plan (“ESPP”)

The ESPP was adopted by the Company’s Board of Directors and stockholders in July 2002. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the U.S. Internal Revenue Code and is intended to provide the Company’s employees with an opportunity to purchase shares of common stock through payroll deductions. An aggregate of 3,950,000 shares of common stock (subject to adjustment in the event of future stock splits, future stock dividends or other similar changes in the common stock or the Company’s capital structure) are reserved for issuance. As of December 31, 2025, 553,333 shares of common stock were available for future issuance under the ESPP.

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

In 2025, the Company's employees purchased 154,600 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $19.09 per share, with proceeds of $2,952. In 2024, the Company's employees purchased 147,367 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $19.56 per share, with proceeds of $2,883. In 2023, the Company's employees purchased 133,938 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $25.33 per share, with proceeds of $3,393.

e. Dividend policy:

The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

NOTE 10: DERIVATIVES AND HEDGING ACTIVITIES

The fair value of the Company’s outstanding derivative instruments is as follows:

	As of December 31,
	2024	2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$21
Total	$—	$21

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

The changes in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Year ended December 31,
	2023	2024	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$(265)	$41	$283
Foreign exchange forward contracts	281	(115)	966
	$16	$(74)	$1,249

The net (gains) losses reclassified from “accumulated other comprehensive income (loss)” into income, are as follows:

	Year ended December 31,
	2023	2024	2025
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$288	$(41)	$(283)
Foreign exchange forward contracts	790	(873)	(945)
	$1,078	$(914)	$(1,228)

The Company recorded in cost of revenues and operating expenses, a net loss of $1,078, a net gain of $914 and a net gain of 1,228 during the years ended December 31, 2023, 2024 and 2025, respectively, related to its Hedging Contracts.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Year ended December 31, 2024			Year ended December 31, 2025
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(3,317)	$988	$(2,329)	$(1,330)	$—	$(1,330)
Other comprehensive income (loss) before reclassifications	2,001	(73)	1,928	1,439	1,249	2,688
Amounts reclassified from accumulated other comprehensive income (loss)	(14)	(915)	(929)	(51)	(1,228)	(1,279)
Net current period other comprehensive income (loss)	1,987	(988)	999	1,388	21	1,409
Ending balance	$(1,330)	$—	$(1,330)	$58	$21	$79

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from accumulated other comprehensive income (loss)			Affected Line Item in the Statements of Income (Loss)

	Year ended December 31,
	2023	2024	2025
Unrealized gains (losses) on cash flow hedges	$(21)	$20	$34	Cost of revenues
	(933)	774	1,016	Research and development
	(23)	26	47	Sales and marketing
	(101)	94	131	General and administrative
	(1,078)	914	1,228	Total, before income taxes
	1	(1)	—	Income tax expense (benefit)
	(1,079)	915	1,228	Total, net of income taxes

Unrealized gains (losses) on available-for-sale marketable securities	90	14	56	Financial income, net
	—	—	5	Income tax expense
	90	14	51	Total, net of income taxes

	$(989)	$929	$1,279	Total, net of income taxes

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

a. Summary information about geographic areas:

The Company manages its business on a basis of one reportable segment: the licensing of IP to semiconductor companies and electronic equipment manufacturers (see Note 1 for a brief description of the Company’s business). The following is a summary of revenues and long-lived assets (including ROU assets) within geographic areas:

	Year ended December 31,
	2023	2024	2025
Revenues based on customer location:
United States	$9,551	$20,304	$19,288
Europe, Middle East	12,184	12,796	6,275
Asia Pacific (1)	75,684	73,826	84,035
Other	—	13	—
	$97,419	$106,939	$109,598

(1) China	$57,507	$52,684	$67,895

	As of December 31,
	2024	2025
Long-lived assets by geographic region:
Israel	$6,788	$19,330
France	1,916	1,682
United States	1,716	1,064
Greece	984	1,255
Other	1,284	1,209
	$12,688	$24,540

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

b. Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2023	2024	2025
Customer A	13%	15%	15%

c. Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	As of December 31,
	2024	2025

Customer A	24%	22%
Customer B	12%	*)

*)	Less than 10%

d. Information about use cases for Ceva Technology Portfolio:

The following table sets forth use cases for Ceva technology portfolio as percentages of the Company’s total revenues in each of the periods set forth below:

	Year ended December 31,
	2023	2024	2025
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	82%	84%	75%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	18%	16%	25%

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

NOTE 13: FINANCIAL INCOME, NET

	Year ended December 31,
	2023	2024	2025

Interest income	$4,362	$4,954	$5,495
Gain on available-for-sale marketable securities, net	90	14	56
Amortization of discount on available-for-sale marketable securities, net	124	922	755
Foreign exchange gain (loss), net	688	(1,006)	607
Total	$5,264	$4,884	$6,913

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

For the fiscal year ended 2025, the Company operated at net losses before the GILTI inclusion and a taxable income position after and utilized deductions under Section 250 of the U.S. Internal Revenue Code and foreign tax credits to offset the tax liability, and did not pay additional U.S. federal cash taxes. GILTI is not expected to cause the company to be in a tax paying position for the current and future years.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). For the year ending December 31, 2025, the OBBBA the law brought a return to 100% bonus depreciation, full expensing of domestic R&E costs, and modified Section 163(j) rules previously enacted by the TCJA. The law also brought changes related to the GILTI regime, which will now be called Net CFC Tested Income, a reduction of the Section 250 deduction from 50% to 40%, and the increase in allowable foreign tax credits. The non-domestic changes generally result in a slight increase in effective tax rate on certain foreign income, and take place for years ending after December 31, 2025. Ceva has implemented the domestic changes applicable to the year ending December 31, 2025, and will continue to analyze the impact on foreign changes for the year ending December 31, 2026. The adoption of the OBBBA did not have a material impact on the Company’s consolidated financial statements or related deferred tax balances.

b. A number of the Company’s operating subsidiaries are taxed at rates lower than U.S. rates.

1. Irish Subsidiaries

The Irish operating subsidiaries qualified for a 12.5% tax rate on its trade. Interest income earned by the Irish subsidiaries is taxed at a rate of 25%. As of December 31, 2025, the open tax years, subject to review by the applicable taxing authorities for the Irish subsidiaries, are 2020 and subsequent years.

2. Israeli Subsidiary

The company’s Israeli subsidiary has previously benefited from various Israeli tax incentives, including reduced corporate tax rates and, in some instances, exemptions on undistributed profits.

Management has determined that the tax‑exempt earnings of the Israeli subsidiary will be permanently reinvested, as there is currently no intention to distribute dividends. Therefore, deferred taxes have not been provided for such tax-exempt income. The Company intends to continue to reinvest these profits and does not currently foresee a need to distribute dividends out of such tax-exempt income.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

In light of the Company's decision not to distribute a dividend in the coming year, no tax expenses were recognized in the tax year.

The balance of accumulated income that has not yet been thawed as of December 31, 2025 is 118,512 NIS (approximately $32,496). In addition, due to a lack of intention to distribute a dividend in a subsidiary that has imprisoned profits, the Company did not recognize as of December 31, 2025 a deferred tax liability against recognition of deferred tax expenses.

In 2023, 2024 and 2025, the standard rate of corporate income tax was 23%.

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

As of December 31, 2025, the open tax years, subject to review by the applicable taxing authorities for the Israeli subsidiary, are 2021 and subsequent years.

3. French Subsidiary

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

Income not eligible for a tax benefit under the French IP Box regime is taxed at a regular rate, which was 25% in 2023, 2024 and 2025.

As of December 31, 2025, the open tax years subject to review by the applicable taxing authorities for the French subsidiary are 2023 and subsequent years.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

c. Taxes on income comprised of:

	Year ended December 31,
	2023	2024	2025
Domestic taxes:*)
Current	$(1,229)	$43	$—
Deferred	4,429	—	—
Foreign taxes:
Current	7,668	6,057	4,893
Deferred	(636)	(69)	1,055
	$10,232	$6,031	$5,948

Loss before taxes on income:
Domestic	$(14,136)	$(11,081)	$(20,704)
Foreign	5,931	8,326	16,014
	$(8,205)	$(2,755)	$(4,690)

*) Current taxes for the years ended December 31, 2023 and 2024 included federal taxes of $(1,108) and $33, respectively, and state taxes of $(121) and $10, respectively. The entire amount of deferred taxes for the year ended December 31, 2023 was related to federal taxes.

d. Reconciliation between the Company’s effective tax rate and the U.S. statutory rate.

The company adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of loss is as follows (in thousands, except for percentages):

	Year ended December 31, 2025
	Amount	Percent
US federal statutory tax rate	$(985)	21%
State and local income taxes, net of federal income tax effect *)	5	(0.1)%
Foreign tax effects:
Israel
Statutory tax rate difference between Israel and the United States	(160)	3.4%
Foreign Tax Credit	(2,852)	60.8%
Changes in Valuation Allowances	4,332	(92.4)%
Stock-based payments awards	370	(7.9)%
Other adjustments	(509)	10.9%
France
Statutory tax rate difference between France and the United States	891	(19.0)%
Intellectual Property "IP" Tax Regime	(2,189)	46.7%
Foreign Tax Credit	(1,984)	42.3%
Changes in Valuation Allowance	2,058	(43.9)%
Foreign currencies financial expenses	(1,491)	31.8%
Research and development tax credits	(802)	17.1%
Other adjustments	(67)	1.4%
China
Statutory tax rate difference between China and the United States	193	(4.1)%
Withholding Tax	4,298	(91.7)%
South Korea
Withholding Tax	357	(7.6)%
Taiwan
Withholding Tax	101	(2.2)%
Japan
Withholding Tax	79	(1.7)%
Other	44	(0.9)%
Other Foreign Jurisdictions	63	(1.3)%
Tax Credits:
Foreign Tax Credits	(501)	10.7%
Changes in Valuation Allowances:	714	(15.2)%
Non-taxable or non-deductible items:
Stock-based payments awards	477	(10.2)%
Effect of cross-border tax laws:
Global intangible low-taxed income inclusion	2,897	(61.8)%
Subpart F Income	737	(15.7)%
Other adjustments	44	(0.9)%
Changes in unrecognized tax benefits	(172)	3.7%
Income tax expense	$5,948	(126.8)%

*) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate prior to the adoption of ASU 2023-09:

	Year ended December 31,
	2023	2024
Loss before taxes on income	$(8,205)	$(2,755)
Theoretical tax at U.S. statutory rate	(1,723)	(579)
Foreign income taxes at rates other than U.S. rate	(3,313)	(1,152)
Subpart F	795	853
Non-deductible items	195	392
Non-taxable items	(527)	(280)
Taxes for prior years	(371)	132
Stock-based compensation expense	1,131	609
Impacts of GILTI	1,877	1,877
Foreign withholding taxes	—	3,567
Changes in valuation allowance	13,034	(65)
Other, net	(866)	677
Taxes on income	$10,232	$6,031

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

e. Deferred taxes on income:

Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2024	2025
Deferred tax assets
Carry forward losses	$18,933	$20,890
Accrued expenses and deferred revenues	2,285	2,166
Temporary differences related to R&D expenses	10,542	9,828
Equity-based compensation	7,609	9,574
Operating leases liabilities	1,163	3,570
Intangible assets	262	—
Carry forward credits	18,663	18,234
Other	882	1,236
Total gross deferred tax assets	60,339	65,498
Valuation allowance	(57,741)	(61,685)
Net deferred tax assets	$2,598	$3,813

Deferred tax liabilities
Intangible assets	$—	$(22)
Operating leases right-of-use assets	(1,142)	(3,534)
Total deferred tax liabilities	$(1,142)	$(3,556)

Net deferred tax assets (*)	$1,456	$257

(*)	Net deferred taxes for the years ended December 31, 2024 and 2025 are all from foreign jurisdictions.

Changes in valuation allowances on deferred tax assets result from management's assessment of the Company's ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

During the year ended December 31, 2025, the Company recorded a valuation allowance for certain deferred tax assets of its French subsidiary. The Company concluded that, based on the weight of available positive and negative evidence, it was more likely than not that the deferred tax assets would not be recoverable due to uncertainty regarding the French subsidiary future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results. Accordingly, the Company recorded a charge of $1,016 for the year ended December 31, 2025, as a reserve against its deferred tax assets.

f. Uncertain tax positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits based on the provisions of FASB ASC No. 740 is as follows:

	Year ended December 31,
	2024	2025
Beginning of year	$462	$462
Additions for current year tax positions	—	134
Reductions for prior year’s tax positions	—	(306)
Balance at December 31	$462	$290

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

As of December 31, 2024 and 2025, there were $462 and $290, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. The Company accrued interest in the amount of $85 and $0 relating to unrecognized tax benefits in its provision for income taxes during the year ended December 31, 2024 and 2025, respectively. Accrued penalties were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

g. Tax loss carryforwards:

As of December 31, 2025, Ceva and its subsidiaries had no remaining net operating loss carryforwards for federal income tax purposes. As of December 31, 2025, Ceva and its subsidiaries had net operating loss carryforwards for various state income tax purposes of approximately $3,150 which are available to offset taxable income. Such loss carryforwards have an indefinite life.

As of December 31, 2025, Ceva’s Irish subsidiary had foreign operating losses of approximately $47,897, which are available to offset future taxable income indefinitely.

As of December 31, 2025, Ceva’s Israeli subsidiary had foreign operating losses of approximately $43,498, which are available to offset future taxable income indefinitely.

h. Tax returns:

Ceva files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, Ceva is no longer subject to U.S. federal income tax examinations by tax authorities, and state and local income tax examinations, for the years prior to 2022.

i. Income tax payment:

Pursuant to the disclosure requirements of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31,2025:

Year ended December 31,
2025
Cash taxes paid (refunds received)
Federal income taxes	$—
State and local income taxes	(98)
Foreign income taxes:
China	4,557
France	(1,241)
Ireland	252
South Korea	356
Other foreign jurisdictions	356
Total cash paid for income taxes, net of refunds	$4,182

NOTE 15: RELATED PARTY TRANSACTIONS

On February 16, 2021, the Board unanimously approved the appointment of Jaclyn Liu as an independent member of the Board with the appointment effective as of February 16, 2021. Ms. Liu is a partner of Morrison & Foerster LLP, outside legal counsel to the Company. Fees attributed to Morrison & Foerster LLP during the year ended December 31, 2025, were $811. The accounts payable balance with Morrison & Foerster LLP at December 31, 2025 was $3. During the fourth quarter of 2025, the Company ended its engagement with Morrison & Foerster LLP as its outside legal counsel for Corporate and Securities Law.

NOTE 16: COMMITMENTS AND CONTINGENCIES

a. The Company is involved in several legal proceedings and claims that have arisen in the ordinary course of business and remain unresolved. As of December 31, 2025, the outcome of these matters was anticipated to be more likely than not. Consequently, the Company has recorded a provision amounting to approximately $300 on the consolidated balance sheet.

Ceva, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share data)

b. As of December 31, 2025, the Company and its subsidiaries had several non-cancelable operating leases, primarily for facilities and equipment. These leases generally contain renewal options and require the Company and its subsidiaries to pay all executory costs such as maintenance and insurance. In addition, the Company has several fixed service agreements with sub-contractors.

As of December 31, 2025, future purchase obligations and minimum rental commitments for leasehold properties and operating leases with non-cancelable terms are as follows:

	Minimum rental commitments for leasehold properties	Commitments for other lease obligations	Other purchase obligations	Total

2026	$785	$3,814	$4,529	$9,128
2027	811	3,784	—	4,595
2028	747	3,603	—	4,350
2029	706	—	—	706
2030	706	—	—	706
2031 and thereafter	3,253	—	—	3,253
Total	$7,008	$11,201	$4,529	$22,738

c. Royalties:

The Company participated in programs sponsored by the Israeli government for the support of research and development activities. Through December 31, 2025, the Company had obtained grants from the IIA for certain of the Company’s research and development projects. The Company is obligated to pay royalties to the IIA, amounting to 3%-3.5% of the sales of the products and other related revenues (based on the dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

Royalty expenses relating to the IIA grants included in cost of revenues for the years ended December 31, 2023, 2024 and 2025 amounted to $1,010, $1,580 and $525, respectively. As of December 31, 2025, the aggregate contingent liability to the IIA (including interest) amounted to $28,464.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ceva, Inc.

By:	/S/ Amir Panush
Amir Panush
Chief Executive Officer

February 27, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ AMIR PANUSH	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Amir Panush

/S/ YANIV ARIELI	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
Yaniv Arieli

/S/ PETER MCMANAMON	Director and Chairman	February 27, 2026
Peter McManamon

/S/ BERNADETTE ANDRIETTI	Director	February 27, 2026
Bernadette Andrietti

/S/ JACLYN LIU	Director	February 27, 2026
Jaclyn Liu

/S/ MARIA MARCED	Director	February 27, 2026
Maria Marced

/S/ SVEN-CHRISTER-NILSSON	Director	February 27, 2026
Sven-Christer Nilsson

/S/ LOUIS SILVER	Director	February 27, 2026
Louis Silver

/S/ AMIR FAINTUCH	Director	February 27, 2026
Amir Faintuch