Form 10-Q
period 2026-03-31
CEVA INC
filed 2026-05-11
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

Commission file number: 000-49842

Ceva, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15245 Shady Grove Road, Suite 400, Rockville, MD 20850	20850
(Address of Principal Executive Offices)	(Zip Code)

(240)-308-8328

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 per share	CEVA	Nasdaq Global Select Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 27,859,369 of common stock, $0.001 par value, as of May 5, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements which are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss these risks, uncertainties and other factors in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 in greater detail under the heading “Risk Factors” of such reports. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$21,367	$40,586
Short-term bank deposits	5,136	2,095
Marketable securities	189,190	179,302
Trade receivables (net of allowance for credit losses of $288 at both March 31, 2026 and December 31, 2025)	48,872	49,355
Prepaid expenses and other current assets	16,297	13,498
Total current assets	280,862	284,836
Long-term assets:
Severance pay fund	7,225	7,530
Deferred tax assets, net	274	257
Property and equipment, net	9,010	7,054
Operating lease right-of-use assets	17,190	17,486
Goodwill	58,308	58,308
Intangible assets, net	868	1,044
Investments in marketable equity securities	119	55
Other long-term assets	14,370	11,686
Total long-term assets	107,364	103,420
Total assets	$388,226	$388,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,388	$2,418
Deferred revenues	2,968	3,496
Accrued expenses and other payables	4,298	5,181
Accrued payroll and related benefits	14,926	15,845
Operating lease liabilities	2,794	1,743
Total current liabilities	27,374	28,683
Long-term liabilities:
Accrued severance pay	7,428	7,690
Operating lease liabilities	14,083	14,388
Other accrued liabilities	1,158	1,037
Total long-term liabilities	22,669	23,115
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 45,000,000 shares authorized; 27,859,369 and 27,583,325 shares issued at March 31, 2026 and December 31, 2025, respectively; 27,859,369 and 27,510,739 shares outstanding at March 31, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	343,298	337,966
Treasury stock at cost (0 and 72,586 shares of common stock at March 31, 2026 and December 31, 2025, respectively)	—	(1,591)
Accumulated other comprehensive income (loss)	(660)	79
Accumulated deficit	(4,483)	(24)
Total stockholders’ equity	338,183	336,458
Total liabilities and stockholders’ equity	$388,226	$388,256

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Three months ended
	March 31,
	2026	2025
Revenues:
Licensing and related revenues	$17,820	$15,042
Royalties	9,204	9,203
Total revenues	27,024	24,245
Cost of revenues	3,729	3,487
Gross profit	23,295	20,758
Operating expenses:
Research and development, net	19,837	17,609
Sales and marketing	3,766	3,449
General and administrative	4,660	3,933
Amortization of intangible assets	117	149
Total operating expenses	28,380	25,140
Operating loss	(5,085)	(4,382)
Financial income, net	1,877	2,100
Remeasurement of marketable equity securities	64	(54)
Loss before taxes on income	(3,144)	(2,336)
Income tax expense	1,315	991
Net loss	$(4,459)	$(3,327)

Basic and diluted net loss per share	$(0.16)	$(0.14)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	27,678	23,764

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2026	2025

Net loss:	$(4,459)	$(3,327)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(707)	658
Reclassification adjustments for gains included in net loss	—	—
Net change	(707)	658
Cash flow hedges:
Changes in unrealized gains (losses)	24	(286)
Reclassification adjustments for gains included in net loss	(70)	(80)
Net change	(46)	(366)
Other comprehensive income (loss) before tax	(753)	292
Income tax expense (benefit) related to components of other comprehensive income (loss)	(14)	70
Other comprehensive income (loss), net of taxes	(739)	222
Comprehensive loss	$(5,198)	$(3,105)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Three months ended March 31, 2026	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2026	27,510,739	$28		$337,966	$(1,591)	$79	$(24)	$336,458
Net loss	—	—		—	—	—	(4,459)	(4,459)
Other comprehensive loss, net	—	—		—	—	(739)	—	(739)
Equity-based compensation	—	—		5,372	—	—	—	5,372
Issuance of common stock upon exercise of stock-based awards	276,044	—	(*)	1,551	—	—	—	1,551
Issuance of treasury stock upon exercise of stock-based awards	72,586	—	(*)	(1,591)	1,591	—	—	—
Balance as of March 31, 2026	27,859,369	$28		$343,298	$—	$(660)	$(4,483)	$338,183

	Common stock
Three months ended March 31, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24		$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—		—	—	—	(3,327)	(3,327)
Other comprehensive income, net	—	—		—	—	222	—	222
Equity-based compensation	—	—		4,323	—	—	—	4,323
Issuance of common stock upon exercise of stock-based awards	158,965	—	(*)	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	129,390	—	(*)	(2,715)	3,222	—	(507)	—
Balance as of March 31, 2025	23,915,220	$24		$262,857	$—	$(1,108)	$7,359	$269,132

(*)	Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,459)	$(3,327)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	685	651
Amortization of intangible assets	176	208
Equity-based compensation	5,372	4,323
Accretion of discount on available-for-sale marketable securities	(104)	(249)
Unrealized foreign exchange (gain) loss	510	(574)
Remeasurement of marketable equity securities	(64)	54
Changes in operating assets and liabilities:
Trade receivables, net	374	(3,473)
Prepaid expenses and other assets	(5,847)	(3,712)
Operating lease right-of-use assets	296	530
Accrued interest on bank deposits	(35)	(24)
Deferred tax, net	(3)	215
Trade payables	(295)	1,361
Deferred revenues	(528)	(645)
Accrued expenses and other payables	(910)	(1,113)
Accrued payroll and related benefits	(799)	(842)
Operating lease liability	705	(850)
Accrued severance pay, net	41	63
Net cash used in operating activities	(4,885)	(7,404)

Cash flows from investing activities:
Purchase of property and equipment	(2,315)	(311)
Investment in bank deposits	(3,000)	—
Investment in available-for-sale marketable securities	(24,601)	(29,117)
Proceeds from maturity of available-for-sale marketable securities	14,110	35,660
Net cash provided by (used in) investing activities	(15,806)	6,232

Cash flows from financing activities:
Proceeds from exercise of stock-based awards	1,551	1,358
Net cash provided by financing activities	1,551	1,358
Effect of exchange rate changes on cash and cash equivalents	(79)	130
Increase (decrease) in cash and cash equivalents	(19,219)	316
Cash and cash equivalents at the beginning of the period	40,586	18,498
Cash and cash equivalents at the end of the period	$21,367	$18,814

Supplemental information of cash flow activities:
Cash paid during the period for:
Income and withholding taxes	$1,962	$1,703
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$326	$41
Right-of-use assets obtained in the exchange for operating lease liabilities	$159	$87

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Ceva’s portfolio spans the three foundational layers of Physical AI:

●

Connectivity layer (wireless transport): Bluetooth, Wi-Fi, Ultra Wideband (“UWB”), cellular internet-of-things (“IoT”), and 5G Advanced IP platforms that form the backbone of ubiquitous, secure, and high-performance communication

●

Sensing layer (software and DSPs): Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general-purpose digital signal processors (“DSPs”) that transform raw sensor data into actionable intelligence

●

Inference layer (NPUs and AI DSPs): The NeuPro family of neural processing units (“NPUs”), from NeuPro-Nano for embedded AI to NeuPro-M for generative AI, supported by a unified toolchain and software stack for simple model deployment, and the SensPro family of AI DSPs for high-performance signal and AI workloads

Ceva licenses its portfolio of wireless communications and scalable AI IP to its customers, lowering barriers to entry and enabling them to bring new products to market faster, more reliably, efficiently and economically.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements and accompanying notes have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2026, have been applied consistently in these unaudited interim condensed consolidated financial statements.

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

As of March 31, 2026, the allowance for credit losses amounted to $288.

The Company has no off-balance-sheet concentration of credit risk.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this guidance on January 1, 2026 on a prospective basis. The Company has elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The adoption did not have a material impact on the consolidated financial statements.

Accounting Standards Recently Issued, Not Yet Adopted by the Company

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduced two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for the Company beginning January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU was updated to improve the navigability of the required interim disclosures within ASC No. 270 and to clarify when the guidance applies. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU are required to be adopted for interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either through a prospective or retrospective approach. The Company is currently evaluating the effect of adopting the ASU on its condensed consolidated financial statement disclosures.

Government grants and tax credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, "Law for the Encouragement and Incentivization of Research and Development, 2026" (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax, or alternatively receive a government grant to the extent the credit is not utilized. Government grants and refundable tax credits, such as those provided under the recently enacted Israeli legislation, are recognized as a reduction to the related expense when there is reasonable assurance that the Company complies with required conditions and the incentive will be received. For the three months ended March 31, 2026, the Company recorded $203 of Israeli tax credits as a reduction of research and development expenses.

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

	Remainder of 2026	2027	2028 and thereafter
Licensing and related revenues	$11,352	$2,161	$658

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Three months ended March 31, 2026 (unaudited)			Three months ended March 31, 2025 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$5,840	$1,610	$7,450	$2,415	$1,204	$3,619
Europe and Middle East	318	661	979	506	978	1,484
Asia Pacific	11,662	6,933	18,595	12,121	7,021	19,142
Total	$17,820	$9,204	$27,024	$15,042	$9,203	$24,245

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$12,924	$6,909	$19,833	$13,513	$6,932	$20,445
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	4,896	2,295	7,191	1,529	2,271	3,800
Total	$17,820	$9,204	$27,024	$15,042	$9,203	$24,245

Timing of revenue recognition
Products transferred at a point in time	$14,679	$9,204	$23,883	$11,390	$9,203	$20,593
Products and services transferred over time	3,141	—	3,141	3,652	—	3,652
Total	$17,820	$9,204	$27,024	$15,042	$9,203	$24,245

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025

Currents assets (classified under “Trade receivables”):
Trade receivables	$17,737	$19,495
Unbilled receivables (associated with licensing and related revenues)	21,975	16,545
Unbilled receivables (associated with royalties)	9,160	13,315
Total current assets	48,872	49,355

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenues)	2,579	1,176

Deferred revenues (short-term contract liabilities)	2,968	3,496

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

During the three months ended March 31, 2026, the Company recognized $1,454 that was included in deferred revenues (short-term contract liability) balance at December 31, 2025.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Costs to obtain a contract:

As of March 31, 2026 and December 31, 2025, the Company had a remaining contract cost asset of $45 and $76, respectively, related to the incremental costs of obtaining the contract arising from sales commissions. During the three months ended March 31, 2026 and 2025, the Company recognized amortization of contract costs of $31 and $105, respectively. The Company recorded these costs within sales and marketing expenses on the Company’s interim condensed consolidated statements of loss.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	March 31, 2026 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$111,257	$65	$(297)	$111,025

Available-for-sale - matures after one year through four years:
Corporate bonds	78,595	82	(512)	78,165
Total
	$189,852	$147	$(809)	$189,190

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$106,154	$157	$(407)	$105,904

Available-for-sale - matures after one year through three years:
Corporate bonds	73,103	366	(71)	73,398

Total	$179,257	$523	$(478)	$179,302

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of March 31, 2026 (unaudited)	$99,907	$(582)	$25,012	$(227)
As of December 31, 2025	$65,252	$(115)	$32,678	$(363)

As of March 31, 2026, the allowance for credit losses was not material.

For the three months ended March 31, 2026 and 2025, the Company did not sell any available‑for‑sale marketable securities and therefore recognized no gains or losses from such sales during these periods.

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

Description	March 31, 2026 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$189,190	$—	$189,190	$—
Investments in marketable equity securities	$119	$119	$—	$—

Liabilities:
Foreign exchange contracts	$25	$—	$25	$—

Description	December 31, 2025	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$179,302	$—	$179,302	$—
Foreign exchange contracts	$21	$—	$21	$—
Investments in marketable equity securities	$55	$55	$—	$—

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that are supplemental to those disclosed in these interim condensed consolidated financial statements that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income as shown in our interim condensed consolidated statements of loss. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in these interim condensed consolidated financial statements.

a.	Summary information about geographic areas:

The following is a summary of revenues and long-lived assets (including ROU assets) within geographic areas:

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Revenues based on customer location:
United States	$7,450	$3,619
Europe and Middle East	979	1,484
Asia Pacific (1)	18,595	19,142

	$27,024	$24,245

(1) China	$15,264	$16,066

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	March 31, 2026 (unaudited)	December 31, 2025
Long-lived assets by geographic region:
Israel	$21,355	$19,330
France	1,619	1,682
United States	939	1,064
Greece	1,216	1,255
Other	1,071	1,209
	$26,200	$24,540

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)

Customer A	* )	24%
Customer B	14%	*	)
Customer C	10%	*	)

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	March 31, 2026 (unaudited)	December 31, 2025

Customer A	19%	22%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 7:	FINANCIAL INCOME, NET

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Interest income	$1,967	$1,251
Amortization of discount on available-for-sale marketable securities, net	104	249
Foreign exchange gain (loss), net	(194)	600

Total	$1,877	$2,100

NOTE 8:	NET LOSS PER SHARE OF COMMON STOCK

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

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Numerator:
Net loss	$(4,459)	$(3,327)
Denominator (in thousands):
Basic and diluted weighted average common stock outstanding	27,678	23,764

Basic and diluted net loss per share	$(0.16)	$(0.14)

The total number of shares related to outstanding equity-based awards was 2,116,283 and 1,843,440 for the three months ended March 31, 2026 and 2025, respectively, and in each case was excluded from the calculation of diluted net loss per share.

NOTE 9:	COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The Company grants stock options and restricted stock units (“RSUs”) to employees and non‑employee directors of the Company and its subsidiaries under the Company’s equity plans and provides the right to purchase common stock pursuant to the Company’s 2002 employee stock purchase plan (the “ESPP”) to employees of the Company and its subsidiaries.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant date. A summary of the Company’s stock option activities and related information for the three months ended March 31, 2026, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2025	57,025	$23.87	2.8	$20
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of March 31, 2026 (unaudited)	57,025	$23.87	2.6	$—
Exercisable as of March 31, 2026 (unaudited)	44,403	$24.77	1.9	$—

As of March 31, 2026, there was $133 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years.

An RSU award is an agreement to issue shares of the Company’s common stock at the time the award or a portion thereof vests. RSUs granted to employees generally vest in three equal annual installments starting on the first anniversary of the grant date. RSUs granted to non-employee directors are awarded following a director’s election or re-election to the Board at the Company’s annual meeting, and fully vest on the first-year anniversary of the grant date.

On February 11, 2026, the Compensation Committee of the Board (the “Committee”) granted 124,553 performance-based stock units (“PSUs”), effective as of February 19, 2026, to its executive officers pursuant to the Company’s 2011 Stock Incentive Plan. The maximum number of PSUs that may be earned based on performance achievement is 234,617. The PSUs vest based on the achievement of continued service, performance conditions and market conditions over a one‑year performance period ending December 31, 2026, such that (i) 50% of the award is subject to continued service and the achievement of financial performance targets based on license and related revenues, (ii) 25% of the award is subject to continued service and a total shareholder return (“TSR”) target whereby the Company’s TSR for 2026 must exceed the TSR of the S&P Semiconductors Select Industry Index, and (iii) 25% of the award is subject to continued service and a TSR target whereby the Company’s TSR for 2026 must exceed the TSR of the Russell 3000 Index. As of March 31, 2026, the achievement of the performance conditions was deemed probable.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Subject to achievement of the thresholds the above performance goals for 2026, the PSUs vest 33.4% on February 19, 2027, 33.3% on February 19, 2028, and 33.3% on February 19, 2029.

The grant‑date fair value of the TSR‑based PSUs was estimated using a Monte Carlo simulation model, which incorporates assumptions regarding stock price volatility, risk‑free interest rates, and expected dividends. The grant‑date fair value of the financial‑metric PSUs was based on the Company’s stock price on the grant date.

A summary of the Company’s RSU and PSU activities and related information for the three months ended March 31, 2026, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2025	1,826,127	$23.00
Granted	652,422	14.70
Vested	(261,155)	26.86
Forfeited or expired	(158,135)	29.36
Unvested as of March 31, 2026 (unaudited)	2,059,259	$21.26

As of March 31, 2026, there was $29,772 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Cost of revenue	$182	$159
Research and development, net	2,863	2,466
Sales and marketing	717	566
General and administrative	1,610	1,132
Total equity-based compensation expense	$5,372	$4,323

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Three months ended March 31
	2026 (unaudited)			2025 (unaudited)
Expected dividend yield	0%			0%
Expected volatility	55%	-	64%	41%	-	48%
Risk-free interest rate	3.4%	-	3.6%	4.2%	-	4.4%
Contractual term of up to (months)	6	-	24	6	-	24

During the first quarter of 2026, the Company's employees purchased 87,475 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $17.73 per share, with proceeds of $1,551. During the first quarter of 2025, the Company's employees purchased 70,207 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $19.34 per share, with proceeds of $1,358.

NOTE 10:	DERIVATIVES AND HEDGING ACTIVITIES

The Company follows the requirements of FASB ASC No. 815,” Derivatives and Hedging” which requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging transaction and further, on the type of hedging transaction. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Due to the Company’s global operations, it is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company’s treasury policy allows it to offset the risks associated with the effects of certain foreign currency exposures through the purchase of foreign exchange forward or option contracts (“Hedging Contracts”). The policy, however, prohibits the Company from speculating on such Hedging Contracts for profit. To protect against the increase in value of forecasted foreign currency cash flow resulting mainly from salaries paid in currencies other than the U.S. dollar during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated payroll of its non-U.S. employees denominated in the currencies other than the U.S. dollar for a period of one to twelve months with Hedging Contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the Hedging Contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency expenses is offset by gains in the fair value of the Hedging Contracts. These Hedging Contracts are designated as cash flow hedges.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2026 and December 31, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $8,150 and $2,625, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. There were no open other derivative instruments as of March 31, 2026 and December 31, 2025.

The fair value of the Company’s outstanding derivative instruments is as follows:

	March 31, 2026 (unaudited)	December 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$—	$21
Total	$—	$21

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$25	$—
Total	$25	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(96)
Foreign exchange forward contracts	24	(190)
	$24	$(286)

The net gains reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—
Foreign exchange forward contracts	(70)	(80)
	$(70)	$(80)

The Company recorded in cost of revenues and operating expenses a net gain of $70 during the three months ended March 31, 2026, and a net gain of $80 during the comparable period of 2025, related to its Hedging Contracts.

NOTE 11:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Three months ended March 31, 2026 (unaudited)			Three months ended March 31, 2025 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$58	$21	$79	$(1,330)	$—	$(1,330)
Other comprehensive income (loss) before reclassifications	(693)	24	(669)	588	(286)	302
Amounts reclassified from accumulated other comprehensive income (loss)	—	(70)	(70)	—	(80)	(80)
Net current period other comprehensive income (loss)	(693)	(46)	(739)	588	(366)	222
Ending balance	$(635)	$(25)	$(660)	$(742)	$(366)	$(1,108)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statements of Income (Loss)

	Three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Unrealized gains on cash flow hedges	$1	$2	Cost of revenues
	59	67	Research and development
	2	3	Sales and marketing
	8	8	General and administrative
	70	80	Total, before income taxes
	—	—	Income tax expense
	$70	$80	Total, net of income taxes

NOTE 12:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during the first quarter of both 2026 and 2025. As of March 31, 2026, 684,486 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

You should read the following discussion together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors which could cause actual results to differ materially include those set forth in Part II—Item 1A—“Risk Factors” in this Quarterly Report and Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as well as those discussed elsewhere in this Quarterly Report. See “Forward-Looking Statements.”

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

In the first quarter of 2026, we continued to execute on our Physical AI strategy, generating revenues of $27.0 million, up 11% year-over-year, including licensing and related revenues of $17.8 million, our strongest licensing quarter in three years, reflecting strong customer engagement and pipeline momentum.

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

Together, these layers make Ceva, with our unified AI fabric, an essential enabler of Physical AI that breaks down barriers to entry and accelerates time‑to‑market for our customers. We are increasingly delivering more integrated, system-level solutions, enabling higher value per design, deeper customer engagement and greater long-term royalty potential.

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

In the first quarter of 2026, we signed 14 IP licensing agreements that underscore our momentum across connect, sense and infer. These included multiple multi-technology engagements, reflecting increasing customer adoption of more integrated solutions. In connectivity, we secured our first licensing agreement for a full Bluetooth 7 integrated solution, including modem, software and RF, with a leading U.S.-based analog semiconductor company, marking a key milestone in our strategy to deliver system-level wireless platforms. We also signed Wi-Fi 7 and Wi-Fi 6/Bluetooth combo engagements, along with additional Bluetooth and Wi-Fi agreements across consumer and industrial markets. In cellular, we introduced our PentaG-NTN 5G Advanced modem platform, extending our cellular portfolio into satellite communications, and expanded a customer engagement into a more integrated baseband processing solution, increasing both the scope and long-term value of the relationship. In AI, we signed multiple licensing agreements across automotive and surveillance applications, reflecting growing demand for embedded AI and edge inference solutions.

AI-related licensing represented more than 20% of total licensing and related revenues in the quarter, highlighting the accelerating adoption of edge AI across multiple end markets.

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

●

Connectivity layer – 5G everywhere: Our PentaG2 platform and DSPs for 5G mobile broadband, 5G RedCap and 5G Advanced, including our PentaG-NTN solution for satellite communications, provide one of the industry’s most comprehensive baseband IP solutions, enabling fixed wireless access, satellite communications, robotics, automotive and industrial applications.

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

Our customers are increasingly adopting our roadmap as they seek to integrate connectivity, sensing and intelligence into their devices. The first quarter of 2026 provided further evidence of this trend, with 14 licensing agreements, including multiple multi-technology engagements across connectivity and AI, reinforcing demand for our connect, sense and infer portfolio.

On royalties, we continue to see encouraging momentum across our diversified smart edge markets, with growth in consumer IoT, industrial and AI-driven applications. In the first quarter of 2026, Ceva-powered device shipments reached 458 million units, up 9% year-over-year. Wi-Fi shipments reached a record level, driven by strong adoption of Wi-Fi 6 across a broad range of devices, while cellular IoT shipments grew 38% year-over-year, reflecting continued expansion across connected applications.

We are also seeing early contributions from AI-driven royalties, highlighted by our first mass-volume automotive AI deployment and a ramping AI SoC for surveillance, marking the initial phase of what we expect to become a meaningful long-term growth driver.

In the first quarter, royalty performance was impacted by typical seasonal softness in mobile, combined with near-term effects from memory availability constraints and channel inventory in lower-tier smartphone segments. We view these dynamics as largely timing-related and expect improvement as the year progresses.

In addition, we expect to complement our strong presence in the Asia-Pacific region by further expanding our customer base and revenues in Europe and the U.S., as reflected in our increasingly diversified geographic revenue mix in recent years. This balance strengthens our resilience and underscores Ceva’s role as a leader in silicon and software IP enabling Physical AI across global markets.

However, the global economy continued to be impacted by macroeconomic conditions, including a volatile interest rate environment, foreign currency exchange rate fluctuations, ongoing inflation, world conflicts and uncertainty, like the Middle East conflict and higher fuel and oil prices, as well as changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, which introduced additional uncertainty. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers may delay or re-evaluate their decisions to initiate projects, which could result in a delay or cessation of engagements with us and lower licensing revenues. In addition, weaker consumer demand may result in lower royalty revenues as our customers ship fewer units, and supply chain dynamics and component pricing may also impact end-market demand.

Given these evolving dynamics, as well as our lower-than-anticipated revenues for the first quarter of 2025, in May 2025 we adopted a more cautious outlook and lowered our revenue guidance for fiscal year 2025 from high-single-digit growth to low-single-digit growth over 2024 annual revenues. We finished fiscal year 2025 with total revenues of $109.6 million, which was in line with this more cautious approach. Licensing was a relative strength during the year, while royalty revenues were affected by end-market consumer demand dynamics, including the impact of memory pricing and supply constraints on the low-end smartphone market. We anticipate that these factors may continue to impact consumer demand and our royalty revenue growth expectations into 2026. With that said, we’ve increased our overall 2026 revenue growth guidance to be at the higher end of 8%-12% year-over-year.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. Most recently, in February 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. While temporary ceasefires between the United States, Israel and Iran, and between Israel and Hezbollah, were reached in April 2026 and remain in effect as of the date hereof, there can be no assurance that the temporary ceasefire agreements will be upheld or that permanent ceasefires will be reached, and the situation in Israel and the region remains highly volatile. Despite the evolving geopolitical situation, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty, and additional employees may be called in the future, if needed. We have executed our business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. For more information, please refer to the risk factor titled “Our operations in Israel may be adversely affected by instability in the Middle East region” in Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $27.0 million for the first quarter of 2026, representing an increase of 11% as compared to the corresponding period in 2025. The increase in total revenues for the first quarter of 2026 was due to higher licensing and related revenues, as further described below.

Our five largest customers accounted for 44% of our total revenues for the first quarter of 2026, as compared to 56% for the comparable period in 2025. Two customers accounted for 24% of our total revenues for the first quarter of 2026, as compared to one customer that accounted for 24% of our total revenues for the first quarter of 2025. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2026 and collectively represented 22% of our total royalty revenues for the first quarter of 2026. Two royalty paying customers represented 10% or more of our total royalty revenues for the first quarter of 2025 and collectively represented 30% of our total royalty revenues for the first quarter of 2025. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable, in part, by consolidation in the semiconductor industry.

The following table sets forth use cases for the Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Quarter 2026	First Quarter 2025

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	73%	84%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	27%	16%

Licensing and Related Revenues

Licensing and related revenues was $17.8 million for the first quarter of 2026, representing an increase of 18% as compared to the corresponding period in 2025. In licensing, our expanding portfolio, combined with our strategy to deliver more integrated, system-level solutions, is enabling us to increase our value per customer. This quarter, we secured our first licensing win for a complete Bluetooth High Data Throughput, or HDT, solution, a foundational capability for the upcoming Bluetooth 7 standard. We licensed this full solution, including modem, software and RF, to a leading U.S.-based analog semiconductor company. We also signed multiple AI‑related licensing agreements, including an NPU deal for surveillance and an AI tools engagement with a global automotive OEM. AI represented more than 20% of our licensing and related revenues in the quarter. Our AI licensing pipeline remains strong, with multiple evaluations and advanced negotiations underway across a broad range of end markets.

During the quarter, 14 IP licensing agreements were signed, including two with OEMs. We secured a Wi-Fi 7 design targeting consumer IoT, a Wi-Fi 6 / Bluetooth combo engagement with a leading edge-AI SoC platform company, and multiple additional Bluetooth and Wi-Fi wins across our connectivity portfolio, as well as securing a new customer win with a major U.S.-based MCU provider licensing our next-generation UWB platform.

Across these wins, a clear pattern is emerging. The Bluetooth, NTN and UWB engagements we highlighted this quarter are all with existing customers who have expanded their use of Ceva IP over the past two years. More broadly, customers are increasingly adopting more integrated, system-level solutions from Ceva, expanding our value per design, while strengthening long-term royalty and margin potential.

Licensing and related revenues accounted for 66% of our total revenues for the first quarter of 2026, as compared to 62% for the comparable period of 2025.

Royalty Revenues

Royalty revenues were $9.2 million for the first quarter of both 2026 and 2025. Royalty revenues accounted for 34% of our total revenues for the first quarter of 2026, as compared to 38% for the comparable period of 2025. We continue to see encouraging momentum across our diversified smart edge markets, with growth in IoT, industrial and AI-driven applications. Wi-Fi shipments reached an all-time high in the quarter at 91 million units, up 158% year-over-year, driven by record Wi-Fi 6 volumes, highlighting the continued expansion of this market as customers ramp deployments across a broad range of devices. We are seeing a similar dynamic in Bluetooth, with ongoing adoption of Bluetooth 6 across multiple end markets. Cellular IoT was also strong, coming in at 66 million units, up 38% year-over-year, reflecting broad-based demand across connected devices. More broadly, Wi-Fi and Bluetooth continue to be durable, multi-year growth drivers. AI-driven royalties also continued to grow, highlighted by our first mass-volume automotive AI deployment at Toyota and a ramping AI SoC for surveillance, representing early signs of the long-term contribution we expect from edge AI across multiple end markets. Against these tailwinds, first quarter royalties were impacted by typical seasonal softness in mobile, combined with near-term effects from memory availability constraints and channel inventory in the lower-tier segments. We view these mobile dynamics as largely timing-related and expect improvement as the year progresses, supported by inventory normalization and typical seasonality, along with stronger high-end smartphone demand in the second half.

The five largest royalty-paying customers accounted for 47% of our total royalty revenues for the first quarter of 2026, as compared to 50% for the comparable period of 2025.

Geographic Revenue Analysis

	First Quarter 2026		First Quarter 2025
	(in millions, except percentages)
United States	$7.4	27%	$3.6	15%
Europe and Middle East	$1.0	4%	$1.5	6%
Asia Pacific (1)	$18.6	69%	$19.1	79%

(1) China	$15.3	56%	$16.1	66%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues, both in absolute dollars and percentage terms, generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.7 million for the first quarter of 2026, as compared to $3.5 million for the comparable period of 2025. Cost of revenues accounted for 14% of our total revenues in the first quarter of both 2026 and 2025. The slight increase for the first quarter of 2026 primarily reflected higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel. Included in cost of revenues for the first quarter of both 2026 and 2025 was a non-cash equity-based compensation expense of $0.2 million.

Gross Margin

Gross margin for the first quarter of 2026 was 86%, unchanged from 86% for the comparable period of 2025. The increase in gross margin in absolute dollars for the first quarter of 2026 mainly reflected higher licensing and related revenues, as set forth above.

Operating Expenses

Total operating expenses were $28.4 million for the first quarter of 2026, as compared to $25.1 million for the comparable period of 2025. The net increase for the first quarter of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS, and higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Total research and development expenses, net were $19.8 million for the first quarter of 2026, as compared to $17.6 million for the comparable period of 2025. The increase for the first quarter of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS, higher facilities expenses associated with research and development activities and higher non-cash equity-based compensation expenses. Included in research and development expenses for the first quarter of 2026 were non-cash equity-based compensation expenses of $2.9 million, as compared to $2.5 million for the comparable period of 2025. Research and development expenses as a percentage of our total revenues were 73% for the first quarter of both 2026 and 2025.

The number of research and development personnel was 318 at March 31, 2026, as compared to 325 at March 31, 2025.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.8 million for the first quarter of 2026, as compared to $3.4 million for the comparable period of 2025. The increase for the first quarter of 2026 principally reflected higher commission expenses and the cost of a global sales meeting held during the period (an event that did not take place in the first quarter of 2025), partially offset by lower employee-related costs. Included in sales and marketing expenses for the first quarter of 2026 were non-cash equity-based compensation expenses of $0.7 million, as compared to $0.6 million for the comparable period of 2025. Sales and marketing expenses as a percentage of our total revenues were 14% for the first quarter of both 2026 and 2025.

The total number of sales and marketing personnel was 30 at March 31, 2026, as compared to 34 at March 31, 2025.

General and Administrative Expenses

Our general and administrative expenses were $4.7 million for the first quarter of 2026, as compared to $3.9 million for the comparable period of 2025. The increase for the first quarter of 2026 primarily reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the first quarter of 2026 were non-cash equity-based compensation expenses of $1.6 million, as compared to $1.1 million for the comparable period of 2025. General and administrative expenses as a percentage of our total revenues were 17% for the first quarter of 2026, as compared to 16% for the comparable period of 2025.

The number of general and administrative personnel was 52 at March 31, 2026, as compared to 47 at March 31, 2025.

Amortization of Intangible Assets

Our amortization charges were $0.1 million for the first quarter of both 2026 and 2025. The amortization charges for both periods were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	First Quarter 2026	First Quarter 2025
Financial income, net	$1.9	$2.1
of which:
Interest income and gains and losses from marketable securities, net	$2.1	$1.5
Foreign exchange gain (loss)	$(0.2)	$0.6

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2026 principally reflected higher combined bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025).

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances have increased significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. This has resulted in a foreign exchange loss of $0.2 million for the first quarter of 2026, as compared to a foreign exchange gain of $0.6 million for the comparable period of 2025.

Remeasurement of Marketable Equity Securities

We recorded a gain of $0.1 million for the first quarter of 2026, as compared to a loss of $0.1 million for the comparable period of 2025, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Income Tax Expense

Our income tax expenses was $1.3 million for the first quarter of 2026, as compared to $1.0 million for the comparable period of 2025. The increase for the first quarter of 2026 primarily reflected higher withholding tax expenses.

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key corporate tax provisions of OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modification of several international tax provisions, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. The OBBBA did not have a material impact on our financial position.

We have significant operations in Israel and France, and a substantial portion of our taxable income is generated in these jurisdictions, as well as potentially in the U.S. due to Global Intangible Low-Taxed Income and the requirement to capitalize research and development expenditures under IRC Section 174 over 15 years if sourced internationally. Although certain of our non-U.S. subsidiaries are taxed at rates substantially lower than U.S. tax rates, our overall tax rate could nevertheless result in a substantial increase as a result of withholding tax expenses with respect to which we are unable to obtain a refund from the relevant tax authorities.

Our Irish subsidiary qualified for a 12.5% tax rate on its trade. Interest income generated by our Irish subsidiary is taxed at a rate of 25%.

Our French subsidiary is entitled to a tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights, such as patents and copyrighted software, including royalty revenues. This elective regime requires a direct link between the income benefiting from the preferential treatment and the research and development expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% CIT rate (plus social surtax, hence 10.3% in total). Income not eligible for a tax benefit under the French IP Box regime is taxed at a regular rate of 25%.

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

See our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we had approximately $21.4 million in cash and cash equivalents, $5.1 million in bank deposits, and $189.2 million in marketable securities, totaling $215.7 million, as compared to $222.0 million at December 31, 2025. The decrease for the first three months of 2026 principally reflected cash used in operating activities and investments in leasehold and equipment for our new offices in Ra’anana, Israel, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $215.7 million, $114.4 million was held by our foreign subsidiaries. Our intent is to reinvest earnings of our foreign subsidiaries, and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. However, if we require additional funds for strategic transactions in the United States, we may need to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first three months of 2026, we invested $27.6 million of cash in bank deposits and marketable securities with maturities up to 50 months from the balance sheet date. In addition, during the same period, marketable securities were redeemed for cash amounting to $14.1 million. All our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first three months of 2026 was immaterial. For more information about our marketable securities, see Note 4 to the interim condensed consolidated financial statements for the three months ended March 31, 2026.

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

Operating Activities

Net cash used in operating activities for the first three months of 2026 was $4.9 million and consisted of net loss of $4.5 million, adjustments for non-cash items of $6.6 million, and changes in operating assets and liabilities of $7.0 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, $5.4 million of equity-based compensation expenses, and $0.5 million of unrealized foreign exchange loss. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $5.8 million (mainly as a result of payments of a yearly design tool subscription and $1.4 million of unbilled receivables classified as “other long-term assets” in the interim condensed consolidated balance sheets), as well as a decrease in accrued expenses and other payables of $0.9 million and a decrease in accrued payroll and related benefits of $0.8 million (mainly due to partial yearly bonus payments), partially offset by an increase in operating lease liabilities of $0.7 million.

Net cash used in operating activities for the first three months of 2025 was $7.4 million and consisted of net loss of $3.3 million, adjustments for non-cash items of $4.4 million, and changes in operating assets and liabilities of $8.5 million. Adjustments for non-cash items primarily consisted of $0.9 million of depreciation and amortization of intangible assets, and $4.3 million of equity-based compensation expenses, partially offset by $0.2 million of amortization of premiums on available-for-sale marketable securities and $0.6 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $3.5 million, and an increase in prepaid expenses and other assets of $3.7 million (mainly as a result of payment of a yearly design tool subscription), as well as a decrease in deferred revenues of $0.6 million, a decrease in accrued expenses and other payables of $1.1 million, and a decrease in accrued payroll and related benefits of $0.8 million (mainly due to partial yearly bonus payments), partially offset by an increase in trade payables of $1.4 million.

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

Investing Activities

Net cash used in investing activities for the first three months of 2026 was $15.8 million, compared to $6.2 million of net cash provided by investing activities for the comparable period of 2025. We had a cash outflow of $24.6 million and a cash inflow of $14.1 million with respect to investments in marketable securities during the first three months of 2026, as compared to a cash outflow of $29.1 million and a cash inflow of $35.7 million with respect to investments in marketable securities during the first three months of 2025. For the first three months of 2026, we had an investment of $3.0 million in bank deposits. We had a cash outflow of $2.3 million and $0.3 million during the first three months of 2026 and 2025, respectively, from purchase of property and equipment (the 2026 outflow partially reflects investments in leasehold improvements and equipment for our new offices in Ra’anana, Israel).

Financing Activities

Net cash provided by financing activities for the first three months of 2026 was $1.6 million, as compared to net cash provided by financing activities in the amount of $1.4 million for the comparable period of 2025. All of the cash inflows in both periods resulted from the exercise of stock‑based awards.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock, which was extended collectively by an additional 7,800,000 shares in 2010, 2013, 2014, 2018, 2020, 2023 and 2024. No shares of common stock were repurchased during the first quarter of either 2026 or 2025. As of March 31, 2026, we had 684,486 shares available for repurchase.

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

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. This has resulted in a foreign exchange loss of $0.2 million for the first quarter of 2026, as compared to a foreign exchange gain of $0.6 million for the comparable period of 2025.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the first quarter of 2026 and 2025, we recorded accumulated other comprehensive loss of $0.1 million and $0.4 million, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of March 31, 2026, the amount of other comprehensive loss from our forward and option contracts, net of taxes, was $0.03 million, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net gain of $0.1 million for both the first quarter of 2026 and 2025 related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

A hypothetical 10% weakening of the U.S. dollar against the NIS and the Euro would have resulted in an increase to our salary and employee related expenses, which are a large portion of our operating costs, of approximately $1.6 million for the first quarter of 2026. A hypothetical 10% strengthening of the U.S. dollar against the NIS and the Euro would have resulted in a decrease to our salary and employee related expenses of approximately $1.3 million for the first quarter of 2026.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of March 31, 2026, the unrealized losses associated with our investments were $0.7 million. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the first three months of 2026. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.1 million for the first quarter of 2026, as compared to $1.5 million for the comparable period of 2025. The increase in interest income and gains and losses from marketable securities, net, during the first quarter of 2026 principally reflected higher combined bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025).

We are exposed primarily to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We currently do not have any derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. As of March 31, 2026, our interim condensed consolidated balance sheet includes a provision of approximately $0.1 million for these matters. We are not a party to any other litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

Item 1A.	RISK FACTORS

We have not identified any material changes to the Risk Factors previously disclosed in Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of those factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. You should carefully consider the risks and uncertainties described in our Annual Report filed on Form 10-K for the year ended December 31, 2025, together with all of the other information in this Quarterly Report on Form 10-Q, including in Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended March 31, 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS

The following materials from Ceva, Inc.’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, Inc.

Date: May 11, 2026	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: May 11, 2026	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)