Form 10-Q
period 2026-06-30
CEVA INC
filed 2026-08-10
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 28,154,072 of common stock, $0.001 par value, as of August 4, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$44,301	$40,586
Short-term bank deposits	5,148	2,095
Marketable securities	171,271	179,302
Trade receivables (net of allowance for credit losses of $288 at both June 30, 2026 and December 31, 2025)	46,715	49,355
Prepaid expenses and other current assets	15,747	13,498
Total current assets	283,182	284,836
Long-term assets:
Severance pay fund	7,615	7,530
Deferred tax assets, net	228	257
Property and equipment, net	8,784	7,054
Operating lease right-of-use assets	17,068	17,486
Goodwill	58,308	58,308
Intangible assets, net	700	1,044
Investments in marketable equity securities	143	55
Other long-term assets	15,861	11,686
Total long-term assets	108,707	103,420
Total assets	$391,889	$388,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,540	$2,418
Deferred revenues	2,692	3,496
Accrued expenses and other payables	4,390	5,181
Accrued payroll and related benefits	16,694	15,845
Operating lease liabilities	2,662	1,743
Total current liabilities	27,978	28,683
Long-term liabilities:
Accrued severance pay	7,832	7,690
Operating lease liabilities	14,762	14,388
Other accrued liabilities	1,072	1,037
Total long-term liabilities	23,666	23,115
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 45,000,000 shares authorized; 28,137,917 and 27,583,325 shares issued at June 30, 2026 and December 31, 2025, respectively; 28,137,917 and 27,510,739 shares outstanding at June 30, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	348,469	337,966
Treasury stock at cost (0 and 72,586 shares of common stock at June 30, 2026 and December 31, 2025, respectively)	—	(1,591)
Accumulated other comprehensive income (loss)	(859)	79
Accumulated deficit	(7,393)	(24)
Total stockholders’ equity	340,245	336,458
Total liabilities and stockholders’ equity	$391,889	$388,256

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Licensing and related revenues	$36,041	$30,064	$18,221	$15,022
Royalties	20,016	19,859	10,812	10,656
Total revenues	56,057	49,923	29,033	25,678
Cost of revenues	7,375	7,036	3,646	3,549
Gross profit	48,682	42,887	25,387	22,129
Operating expenses:
Research and development, net	39,169	36,367	19,332	18,758
Sales and marketing	7,045	6,771	3,279	3,322
General and administrative	9,403	8,314	4,743	4,381
Amortization of intangible assets	226	299	109	150
Total operating expenses	55,843	51,751	27,463	26,611
Operating loss	(7,161)	(8,864)	(2,076)	(4,482)
Financial income, net	2,855	4,221	978	2,121
Remeasurement of marketable equity securities	88	(262)	24	(208)
Loss before taxes on income	(4,218)	(4,905)	(1,074)	(2,569)
Income tax expense	3,151	2,126	1,836	1,135
Net loss	$(7,369)	$(7,031)	$(2,910)	$(3,704)

Basic and diluted net loss per share	$(0.26)	$(0.30)	$(0.10)	$(0.15)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	27,838	23,832	27,996	23,898

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss:	$(7,369)	$(7,031)	$(2,910)	$(3,704)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(951)	1,014	(244)	356
Reclassification adjustments included in net loss	—	(16)	—	(16)
Net change	(951)	998	(244)	340
Cash flow hedges:
Changes in unrealized gains	742	1,146	718	1,432
Reclassification adjustments included in net loss	(750)	(361)	(680)	(281)
Net change	(8)	785	38	1,151
Other comprehensive income (loss) before tax	(959)	1,783	(206)	1,491
Income tax expense (benefit) related to components of other comprehensive income (loss)	(21)	109	(7)	39
Other comprehensive income (loss), net of taxes	(938)	1,674	(199)	1,452
Comprehensive loss	$(8,307)	$(5,357)	$(3,109)	$(2,252)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2026	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2026	27,510,739	$28		$337,966	$(1,591)	$79	$(24)	$336,458
Net loss	—	—		—	—	—	(7,369)	(7,369)
Other comprehensive loss, net	—	—		—	—	(938)	—	(938)
Equity-based compensation	—	—		10,543	—	—	—	10,543
Issuance of common stock upon exercise of stock-based awards	554,592	—	(*)	1,551	—	—	—	1,551
Issuance of treasury stock upon exercise of stock-based awards	72,586	—	(*)	(1,591)	1,591	—	—	—
Balance as of June 30, 2026	28,137,917	$28		$348,469	$—	$(859)	$(7,393)	$340,245

	Common stock
Three months ended June 30, 2026	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance as of April 1, 2026	27,859,369	$28		$343,298	$—	$(660)	$(4,483)	$338,183
Net loss	—	—		—	—	—	(2,910)	(2,910)
Other comprehensive loss, net	—	—		—	—	(199)	—	(199)
Equity-based compensation	—	—		5,171	—	—	—	5,171
Issuance of common stock upon exercise of stock-based awards	278,548	—	(*)	—	—	—	—	—
Balance as of June 30, 2026	28,137,917	$28		$348,469	$—	$(859)	$(7,393)	$340,245

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Six months ended June 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24		$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—		—	—	—	(7,031)	(7,031)
Other comprehensive income, net	—	—		—	—	1,674	—	1,674
Equity-based compensation	—	—		9,225	—	—	—	9,225
Purchase of treasury stock	(300,000)	—	(*)	—	(6,162)	—	—	(6,162)
Issuance of common stock upon exercise of stock-based awards	377,070	—	(*)	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	143,390	—	(*)	(2,731)	3,510	—	(507)	272
Balance as of June 30, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892

	Common stock
Three months ended June 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of April 1, 2025	23,915,220	$24		$262,857	$—	$(1,108)	$7,359	$269,132
Net loss	—	—		—	—	—	(3,704)	(3,704)
Other comprehensive income, net	—	—		—	—	1,452	—	1,452
Equity-based compensation	—	—		4,902	—	—	—	4,902
Purchase of treasury stock	(300,000)	—	(*)	—	(6,162)	—	—	(6,162)
Issuance of common stock upon exercise of stock-based awards	218,105	—	(*)	—	—	—	—	—
Issuance of treasury stock upon exercise of stock-based awards	14,000	—	(*)	(16)	288	—	—	272
Balance as of June 30, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892

(*)	Amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,369)	$(7,031)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,318	1,548
Amortization of intangible assets	344	417
Equity-based compensation	10,543	9,225
Realized gain on sale of available-for-sale marketable securities	—	(16)
Accretion of discount on available-for-sale marketable securities	(177)	(460)
Unrealized foreign exchange (gain) loss	1,906	(1,669)
Remeasurement of marketable equity securities	(88)	262
Changes in operating assets and liabilities:
Trade receivables, net	2,404	948
Prepaid expenses and other assets	(6,790)	(2,858)
Operating lease right-of-use assets	418	1,166
Accrued interest on bank deposits	(108)	(54)
Deferred tax, net	50	(283)
Trade payables	(914)	466
Deferred revenues	(804)	(387)
Accrued expenses and other payables	(838)	(1,393)
Accrued payroll and related benefits	552	(4,606)
Operating lease liability	450	(1,560)
Accrued severance pay, net	43	64
Net cash provided by (used in) operating activities	940	(6,221)

Cash flows from investing activities:
Purchase of property and equipment	(2,949)	(1,002)
Proceeds from the sale of Intrinsix	—	3,470
Investment in bank deposits	(3,868)	(705)
Proceeds from bank deposits	863	—
Investment in available-for-sale marketable securities	(48,115)	(30,751)
Proceeds from maturity of available-for-sale marketable securities	55,372	45,860
Proceeds from sale of available-for-sale marketable securities	—	3,914
Net cash provided by investing activities	1,303	20,786

Cash flows from financing activities:
Purchase of treasury stock	—	(6,162)
Proceeds from exercise of stock-based awards	1,551	1,630
Net cash provided by (used in) financing activities	1,551	(4,532)
Effect of exchange rate changes on cash and cash equivalents	(79)	551
Increase in cash and cash equivalents	3,715	10,584
Cash and cash equivalents at the beginning of the period	40,586	18,498
Cash and cash equivalents at the end of the period	$44,301	$29,082

Supplemental information of cash flow activities:
Cash paid during the period for:
Income and withholding taxes	$4,160	$3,241
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$99	$153
Right-of-use assets obtained in the exchange for operating lease liabilities	$369	$126

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Ceva is a trusted partner to many of the leading semiconductor and original equipment manufacturers (“OEM”) and, increasingly, technology platform companies, serving not only Ceva's largest target growth markets but also a wide variety of other applications, including smart home, surveillance, robotics and medical. Ceva’s customers incorporate Ceva’s IP into application-specific integrated circuits and application-specific standard products that they manufacture, market and sell.

Ceva’s portfolio spans the three foundational layers of Physical AI:

●

Connectivity layer (wireless transport): Bluetooth, Wi-Fi, Ultra Wideband (“UWB”), cellular internet-of-things (“IoT”), and 5G Advanced IP platforms that form the backbone of ubiquitous, secure, and high-performance communication

●

Sensing layer (software and DSPs): Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general-purpose digital signal processors (“DSPs”) that transform raw sensor data into actionable intelligence

●

Inference layer (NPUs and AI DSPs): The NeuPro family of neural processing units (“NPUs”), from NeuPro-Nano for embedded AI to NeuPro-M for generative AI, supported by a unified toolchain and software stack for simple model deployment, and the SensPro family of AI DSPs for high-performance signal and AI workloads

Ceva licenses its portfolio of wireless communications, sensing and scalable AI IP to its customers, lowering barriers to entry and enabling them to bring new products to market faster, more reliably, efficiently and economically.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements and accompanying notes have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Concentration of Credit Risk

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

As of June 30, 2026, the allowance for credit losses amounted to $288.

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

Government Grants and Tax Credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, "Law for the Encouragement and Incentivization of Research and Development, 2026" (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax or alternatively receive a government grant to the extent the credit is not utilized. Government grants and refundable tax credits, such as those provided under the recently enacted Israeli legislation, are recognized as a reduction to the related expense when there is reasonable assurance that the Company complies with required conditions and the incentive will be received. For the three and six months ended June 30, 2026, the Company recorded $256 and $459, respectively, of Israeli tax credits as a reduction of research and development expenses.

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

	Remainder of 2026	2027	2028 and thereafter
Licensing and related revenues	$7,602	$3,252	$653

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Six months ended June 30, 2026 (unaudited)			Three months ended June 30, 2026 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$15,452	$2,891	$18,343	$9,612	$1,281	$10,893
Europe and Middle East	538	1,378	1,916	220	717	937
Asia Pacific	20,051	15,747	35,798	8,389	8,814	17,203
Total	$36,041	$20,016	$56,057	$18,221	$10,812	$29,033

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$26,958	$15,558	$42,516	$14,034	$8,649	$22,683
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	9,083	4,458	13,541	4,187	2,163	6,350
Total	$36,041	$20,016	$56,057	$18,221	$10,812	$29,033

Timing of revenue recognition
Products transferred at a point in time	$29,904	$20,016	$49,920	$15,225	$10,812	$26,037
Products and services transferred over time	6,137	—	6,137	2,996	—	2,996
Total	$36,041	$20,016	$56,057	$18,221	$10,812	$29,033

	Six months ended June 30, 2025 (unaudited)			Three months ended June 30, 2025 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$6,690	$2,473	$9,163	$4,275	$1,269	$5,544
Europe and Middle East	1,716	1,778	3,494	1,210	800	2,010
Asia Pacific	21,658	15,608	37,266	9,537	8,587	18,124
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$21,512	$15,210	$36,722	$7,999	$8,278	$16,277
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	8,552	4,649	13,201	7,023	2,378	9,401
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

Timing of revenue recognition
Products transferred at a point in time	$22,146	$19,859	$42,005	$10,756	$10,656	$21,412
Products and services transferred over time	7,918	—	7,918	4,266	—	4,266
Total	$30,064	$19,859	$49,923	$15,022	$10,656	$25,678

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025

Currents assets (classified under “Trade receivables”):
Trade receivables	$22,312	$19,495
Unbilled receivables (associated with licensing and related revenues)	13,618	16,545
Unbilled receivables (associated with royalties)	10,785	13,315
Total current assets	46,715	49,355

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenues)	3,556	1,176

Deferred revenues (short-term contract liabilities)	2,692	3,496

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

During the three and six months ended June 30, 2026, the Company recognized $619 and $2,073, respectively, that was included in deferred revenues (short-term contract liability) balance at December 31, 2025.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Costs to obtain a contract:

As of June 30, 2026 and December 31, 2025, the Company had a remaining contract cost asset of $18 and $76, respectively, related to the incremental costs of obtaining the contract arising from sales commissions. During the three and six months ended June 30, 2026, the Company recognized amortization of contract costs of $14 and $46, respectively. During the three and six months ended June 30, 2025, the Company recognized amortization of contract costs of $165 and $270, respectively. The Company recorded these costs within sales and marketing expenses on the Company’s interim condensed consolidated statements of loss.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	June 30, 2026 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$76,711	$38	$(174)	$76,575

Available-for-sale - matures after one year through four years:
Corporate bonds	95,466	39	(809)	94,696
Total
	$172,177	$77	$(983)	$171,271

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$106,154	$157	$(407)	$105,904

Available-for-sale - matures after one year through three years:
Corporate bonds	73,103	366	(71)	73,398

Total	$179,257	$523	$(478)	$179,302

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025 and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of June 30, 2026 (unaudited)	$107,428	$(874)	$19,037	$(109)
As of December 31, 2025	$65,252	$(115)	$32,678	$(363)

As of June 30, 2026, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$—	$16	$—	$16
Gross realized losses from sale of available-for-sale marketable securities	$—	$—	$—	$—

NOTE 5:	FAIR VALUE MEASUREMENT

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

Description	June 30, 2026 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$171,271	$—	$171,271	$—
Foreign exchange contracts	$13	$—	$13	$—
Investments in marketable equity securities	$143	$143	$—	$—

Description	December 31, 2025	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$179,302	$—	$179,302	$—
Foreign exchange contracts	$21	$—	$21	$—
Investments in marketable equity securities	$55	$55	$—	$—

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

a.	Summary information about geographic areas:

The following is a summary of revenues and long-lived assets (including ROU assets) within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Revenues based on customer location:
United States	$18,343	$9,163	$10,893	$5,544
Europe and Middle East	1,916	3,494	937	2,010
Asia Pacific (1)	35,798	37,266	17,203	18,124
	$56,057	$49,923	$29,033	$25,678

(1) China	$29,169	$29,844	$13,905	$13,778

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	June 30, 2026 (unaudited)	December 31, 2025
Long-lived assets by geographic region:
Israel	$20,912	$19,330
France	1,611	1,682
United States	801	1,064
Greece	1,183	1,255
Other	1,345	1,209
	$25,852	$24,540

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Six months ended June 30,				Three months ended June 30,
	2026 (unaudited)		2025 (unaudited)		2026 (unaudited)	2025 (unaudited)

Customer A	*	)	17%		* )	11%
Customer B	13%		*	)	21%	11%
Customer C	*	)	*	)	11%	* )

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	June 30, 2026 (unaudited)		December 31, 2025

Customer A	16%		*	)
Customer B	*	)	22%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 7:	FINANCIAL INCOME, NET

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Interest income	$3,893	$2,571	$1,926	$1,320
Gain on available-for-sale marketable securities, net	—	16	—	16
Amortization of discount (premium) on available-for-sale marketable securities, net	177	460	73	211
Foreign exchange gain (loss), net	(1,215)	1,174	(1,021)	574

Total	$2,855	$4,221	$978	$2,121

NOTE 8:	NET LOSS PER SHARE OF COMMON STOCK

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

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Numerator:
Net loss	$(7,369)	$(7,031)	$(2,910)	$(3,704)
Denominator (in thousands):
Basic and diluted weighted average common stock outstanding	27,838	23,832	27,996	23,898

Basic and diluted net loss per share	$(0.26)	$(0.30)	$(0.10)	$(0.15)

The total number of shares related to outstanding equity-based awards was 1,875,753 for both the three and six months ended June 30, 2026, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,943,497 for both the three and six months ended June 30, 2025, and in each case was excluded from the calculation of diluted net loss per share.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant date. A summary of the Company’s stock option activities and related information for the six months ended June 30, 2026, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2025	57,025	$23.87	2.8	$20
Granted	—	—
Exercised	(27,000)	27.17
Forfeited or expired	—	—
Outstanding as of June 30, 2026 (unaudited)	30,025	$20.91	4.4	$788
Exercisable as of June 30, 2026 (unaudited)	19,279	$21.04	4.3	$503

As of June 30, 2026, there was $112 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.3 years.

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

On February 11, 2026, the Compensation Committee of the Board (the “Committee”) granted 124,553 performance-based stock units (“PSUs”), effective as of February 19, 2026, to its executive officers pursuant to the Company’s 2011 Stock Incentive Plan. The maximum number of PSUs that may be earned based on performance achievement is 234,617. The PSUs vest based on the achievement of continued service, performance conditions and market conditions over a one‑year performance period ending December 31, 2026, such that (i) 50% of the award is subject to continued service and the achievement of financial performance targets based on license and related revenues, (ii) 25% of the award is subject to continued service and a total shareholder return (“TSR”) target whereby the Company’s TSR for 2026 must exceed the TSR of the S&P Semiconductors Select Industry Index, and (iii) 25% of the award is subject to continued service and a TSR target whereby the Company’s TSR for 2026 must exceed the TSR of the Russell 3000 Index. As of June 30, 2026, the achievement of the performance conditions was deemed probable.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Subject to achievement of the above performance goals for 2026, the PSUs vest 33.4% on February 19, 2027, 33.3% on February 19, 2028, and 33.3% on February 19, 2029.

The grant‑date fair value of the TSR‑based PSUs was estimated using a Monte Carlo simulation model, which incorporates assumptions regarding stock price volatility, risk‑free interest rates, and expected dividends. The grant‑date fair value of the financial‑metric PSUs was based on the Company’s stock price on the grant date.

A summary of the Company’s RSU and PSU activities and related information for the six months ended June 30, 2026, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2025	1,826,127	$23.00
Granted	779,202	18.81
Vested	(528,770)	24.01
Forfeited or expired	(230,831)	27.38
Unvested as of June 30, 2026 (unaudited)	1,845,728	$22.61

As of June 30, 2026, there was $28,506 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Cost of revenue	$360	$325	$178	$166
Research and development, net	5,521	5,139	2,658	2,673
Sales and marketing	1,430	1,164	713	598
General and administrative	3,232	2,597	1,622	1,465
Total equity-based compensation expense	$10,543	$9,225	$5,171	$4,902

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

During the second quarters of 2026 and 2025, no shares of the Company's common stock were purchased by employees under the ESPP. During the first half of 2026, the Company's employees purchased 87,475 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $17.73 per share, with proceeds of $1,551. During the first half of 2025, the Company's employees purchased 70,207 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $19.34 per share, with proceeds of $1,358.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2026 and December 31, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $7,200 and $2,625, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. There were no other open derivative instruments as of June 30, 2026 and December 31, 2025.

The fair value of the Company’s outstanding derivative instruments is as follows:

	June 30, 2026 (unaudited)	December 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$13	$21
Total	$13	$21

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$282	$—	$378
Foreign exchange forward contracts	742	864	718	1,054
	$742	$1,146	$718	$1,432

The net gains reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$—	$—	$—
Foreign exchange forward contracts	(750)	(361)	(680)	(281)
	$(750)	$(361)	$(680)	$(281)

The Company recorded in cost of revenues and operating expenses a net gain of $680 and $750 during the three and six months ended June 30, 2026, respectively, and a net gain of $281 and $361 during the comparable periods of 2025, related to its Hedging Contracts.

NOTE 11:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Six months ended June 30, 2026 (unaudited)			Three months ended June 30, 2026 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$58	$21	$79	$(635)	$(25)	$(660)
Other comprehensive income (loss) before reclassifications	(930)	742	(188)	(237)	718	481
Amounts reclassified from accumulated other comprehensive income (loss)	—	(750)	(750)	—	(680)	(680)
Net current period other comprehensive income (loss)	(930)	(8)	(938)	(237)	38	(199)
Ending balance	$(872)	$13	$(859)	$(872)	$13	$(859)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	Six months ended June 30, 2025 (unaudited)			Three months ended June 30, 2025 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,330)	$—	$(1,330)	$(742)	$(366)	$(1,108)
Other comprehensive income before reclassifications	904	1,146	2,050	316	1,432	1,748
Amounts reclassified from accumulated other comprehensive loss	(15)	(361)	(376)	(15)	(281)	(296)
Net current period other comprehensive income (loss)	889	785	1,674	301	1,151	1,452
Ending balance	$(441)	$785	$344	$(441)	$785	$344

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Income (Loss)

	Six months ended June 30,		Three months ended June 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Unrealized gains on cash flow hedges	$19	$11	$18	$9	Cost of revenues
	617	297	558	230	Research and development
	25	14	23	11	Sales and marketing
	89	39	81	31	General and administrative
	750	361	680	281	Total, before income taxes
	—	—	—	—	Income tax expense
	750	361	680	281	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	—	16	—	16	Financial income, net
	—	1	—	1	Income tax expense
	—	15	—	15	Total, net of income taxes
	$750	$376	$680	$296	Total, net of income taxes

NOTE 12:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during both the three and six months ended June 30, 2026. During both the three and six months ended June 30, 2025, the Company repurchased 300,000 shares of common stock at an average purchase price of $20.54 per share, for an aggregate purchase price of $6,162. As of June 30, 2026, 684,486 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In the second quarter of 2026, we continued to execute on our strategy, generating revenues of $29.0 million, up 13% year-over-year. Licensing and related revenues were $18.2 million, up 21% year-over-year and representing our strongest quarterly licensing performance in more than three years. Royalty revenues were $10.8 million, up 17% sequentially, reflecting improving smartphone royalties, continued strength in wireless connectivity and the ongoing ramp of automotive AI programs.

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

Together, these layers make Ceva, with our unified AI fabric, an essential enabler of Physical AI that breaks down barriers to entry and accelerates time‑to‑market for our customers. We are increasingly delivering more integrated, system-level solutions, rather than individual IP blocks. This approach enables customers to accelerate development, reduce engineering risk and focus internal resources on system-level differentiation, while increasing Ceva’s content per platform, deepening customer relationships and strengthening long-term royalty potential.

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

We license our portfolio of wireless communications, sensing and scalable Edge AI IP to our customers, breaking down barriers to entry and enabling them to bring new cutting-edge products to market faster, more reliably, efficiently and economically.

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

In the second quarter of 2026, we signed 10 IP licensing agreements, including two with first-time customers and two directly with OEMs. The quarter included one of the most strategically significant AI licensing agreements in our history, with a leading global AI and computing platform company selecting our NeuPro-M NPU IP for its next-generation custom AI silicon. This engagement represents a new category of customer for Ceva and enables close collaboration across both the hardware accelerator and AI software stack, allowing the complete AI pipeline to be optimized for the customer’s specific models, applications and use cases.

The quarter also reflected increased adoption of our diverse portfolio of broader connectivity solutions. A high-volume U.S. semiconductor company adopted, as part of its own product portfolio, a chip based on our Wi-Fi 6 and Bluetooth Low Energy IP that had been developed with another Ceva customer. Separately, an existing customer expanded from licensing a single baseband component to adopting our complete baseband processing subsystem. These engagements illustrate how customers are increasingly leveraging Ceva for integrated solutions that accelerate time-to-market and reduce development risk.

The remaining licensing agreements were primarily across our connectivity portfolio, with customer wins in Europe, China and across Asia-Pacific, demonstrating the broad-based and global nature of demand for our wireless technologies.

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

●

Inference layer – Generative and classic AI at the edge: Our NeuPro‑M AI NPU family delivers efficient, high‑performance architectures for generative and classic AI across devices from gateways and notebooks to AR/VR and smartphones. Recent agreements include Microchip’s portfolio license win for our NeuPro-M and NeuPro-Nano family of NPUs, together with a licensing agreement with a leading global AI and computing platform company developing next-generation custom AI silicon. These engagements demonstrate the growing adoption of our AI technologies across semiconductor, OEM and platform customers.

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

Our customers are increasingly adopting our roadmap as they seek to integrate connectivity, sensing and intelligence into their devices. The second quarter of 2026 provided further evidence of this trend, with 10 licensing agreements, including two first-time customers and two OEMs. The quarter was highlighted by one of the most strategically significant AI licensing agreements in our history with a leading global AI and computing platform company, together with continued customer adoption of broader hardware and software platform solutions across our connectivity portfolio, reinforcing demand for our connect, sense and infer portfolio.

On royalties, we continue to see encouraging momentum across our diversified smart edge markets, with growth in wireless connectivity, automotive AI and improving smartphone royalties. In the second quarter of 2026, Ceva-powered device shipments reached 567 million units, up 16% year-over-year. Bluetooth shipments increased 16% year-over-year to 295 million units, Wi-Fi shipments grew 28% year-over-year to 80 million units and cellular IoT shipments reached a new record of 68 million units, up 3% year-over-year.

We are also seeing continued contributions from AI-driven royalties, highlighted by the ongoing ramp of automotive AI programs and a ramping AI SoC for surveillance, marking the initial phase of what we expect to become a meaningful long-term growth driver.

Following the seasonal weakness experienced in the first quarter, royalty revenues improved sequentially in the second quarter, supported by market share gains in entry-level smartphones, continued expansion at the premium tier and ongoing strength across our wireless connectivity portfolio. While macroeconomic conditions, geopolitical developments and supply chain dynamics continue to create uncertainty across the semiconductor industry, we believe our diversified royalty base positions us well for long-term growth.

In addition, we expect to complement our strong presence in the Asia-Pacific region by further expanding our customer base and revenues in Europe and the U.S. During the quarter, we signed licensing agreements with customers in the U.S., China, and across Asia-Pacific, further reinforcing our global reach. This balance strengthens our resilience and underscores Ceva’s role as a leader in silicon and software IP enabling Physical AI across global markets.

However, the global economy continued to be impacted by macroeconomic conditions, including a volatile interest rate environment, foreign currency exchange rate fluctuations, ongoing inflation, memory pricing increases and shortage impacting consumer demand and manufacturing, world conflicts and uncertainty, like the Middle East conflict and higher fuel and oil prices, as well as changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, which introduced additional uncertainty. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers may delay or re-evaluate their decisions to initiate projects, which could result in a delay or cessation of engagements with us and lower licensing revenues. In addition, weaker consumer demand may result in lower royalty revenues as our customers ship fewer units, and supply chain dynamics and component pricing may also impact end-market demand.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. In February 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, including a memorandum of understanding entered into on June 17, 2026 that contemplates the termination of military operations on multiple fronts, hostilities have resumed and may continue or escalate. Despite the evolving geopolitical situation, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty, and additional employees may be called in the future, if needed. We have executed our business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. For more information, please refer to the risk factor titled “Our operations in Israel may be adversely affected by instability in the Middle East region” in Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $29.0 million and $56.1 million for the second quarter and first half of 2026, respectively, representing an increase of 13% and 12%, as compared to the corresponding periods in 2025. The increase in total revenues for both the second quarter and first half of 2026 was due to higher licensing and related revenues, as further described below.

Our five largest customers accounted for 55% and 39% of our total revenues for the second quarter and first half of 2026, respectively, as compared to 42% for both of the comparable periods in 2025. Two customers accounted for 21% and 11% of our total revenues for the second quarter of 2026, as compared to two customers that each accounted for 11% of our total revenues for the second quarter of 2025. One customer accounted for 13% of our total revenues for the first half of 2026, as compared to one customer that accounted for 17% of our total revenues for the first half of 2025. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers as we generate licensing revenues generally from new customers on a quarterly basis. With respect to our royalty revenues, one royalty paying customer represented 10% or more of our total royalty revenues for both the second quarter and first half of 2026 and represented 25% and 18% of our total royalty revenues for the second quarter and first half of 2026, respectively. Two royalty paying customers represented 10% or more of our total royalty revenues for both the second quarter and first half of 2025 and collectively represented 38% and 34% of our total royalty revenues for the second quarter and first half of 2025, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is explainable, in part, by consolidation in the semiconductor industry.

The following table sets forth use cases for the Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Half 2026	First Half 2025	Second Quarter 2026	Second Quarter 2025

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	76%	74%	78%	63%
Sense & Infer (sensor fusion, audio, sound, imaging, vision and AI)	24%	26%	22%	37%

Licensing and Related Revenues

Licensing and related revenues were $18.2 million and $36.0 million for the second quarter and first half of 2026, respectively, representing an increase of 21% and 20% as compared to the corresponding periods in 2025.

In licensing, two major factors highlight an important shift in the semiconductor industry and explain why Ceva is critically positioned for long-term growth. The first is AI — during the quarter, Ceva signed a landmark AI licensing agreement with a leading global AI and computing platform company, validating our AI IP strategy and expanding our expertise in platform-level AI hardware-software optimization. The second trend we see is customers increasingly adopting broader connectivity solutions. A high-volume U.S. semiconductor company chose to adopt a complete chip built on our Wi-Fi 6 and Bluetooth Low Energy IP — originally developed in partnership with another Ceva customer — rather than licensing the underlying IP blocks individually. The decision reflects the same preference for production-proven, complete solutions over developing internally or licensing component IP. Separately, another U.S. customer expanded a relationship that began with a single baseband component by adopting our complete cellular baseband processing subsystem. In addition to the AI and platform wins, we signed multiple follow-on agreements with existing customers alongside our new customer engagements, demonstrating our ability to both expand long-term relationships and consistently win new business. Across connectivity, we secured customer engagements spanning the United States, Europe, China and the broader Asia-Pacific region, reinforcing the global demand for our technologies. While AI is creating exciting new opportunities for Ceva, connectivity remains the foundation of the intelligent edge and continues to be the entry point for many of our customer relationships. Increasingly, those relationships expand over time as customers adopt additional technologies across our portfolio.

During the quarter, we signed 10 licensing agreements, including two with first-time customers and two directly with OEMs. Together, these wins demonstrate the breadth of demand across our portfolio and reinforce the quality of the customer engagements we are building. More important than the number of agreements is the quality of those engagements. Increasingly, customers are adopting broader platforms and deeper collaborations that strengthen both our near-term licensing business and our long-term royalty opportunity.

Licensing and related revenues accounted for 63% and 64% of our total revenues for the second quarter and first half of 2026, respectively, as compared to 59% and 60% for the comparable periods of 2025.

Royalty Revenues

Royalty revenues were $10.8 million and $20.0 million for the second quarter and first half of 2026, respectively, representing an increase of 1% as compared to both the corresponding periods in 2025. Royalty revenues accounted for 37% and 36% of our total revenues for the second quarter and first half of 2026, respectively, as compared to 41% and 40% for the comparable periods of 2025. We continue to see encouraging evidence that the investments we have made over recent years are translating into a broader and more diversified royalty base. Royalty revenues increased both sequentially and year over year, supported by continued momentum across wireless connectivity and automotive AI and share gains in smartphones. Wireless connectivity remained particularly strong, with healthy year-over-year growth in both Wi-Fi and Bluetooth shipments, while Cellular IoT shipments reached another quarterly record. In automotive, customer programs continued to ramp, reflecting increasing AI content in next-generation vehicles. Overall, the quarter demonstrates the continued evolution of Ceva's business.

The five largest royalty-paying customers accounted for 54% and 51% of our total royalty revenues for the second quarter and first half of 2026, respectively, as compared to 58% and 54% for the comparable periods of 2025.

Geographic Revenue Analysis

	First Half 2026		First Half 2025		Second Quarter 2026		Second Quarter 2025
	(in millions, except percentages)
United States	$18.3	33%	$9.2	18%	$10.9	38%	$5.6	22%
Europe and Middle East	$1.9	3%	$3.5	7%	$0.9	3%	$2.0	8%
Asia Pacific (1)	$35.8	64%	$37.2	75%	$17.2	59%	$18.1	70%

(1) China	$29.2	52%	$29.8	60%	$13.9	48%	$13.8	54%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues, both in absolute dollars and percentage terms, generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $3.6 million and $7.4 million for the second quarter and first half of 2026, respectively, as compared to $3.5 million and $7.0 million for the comparable periods of 2025. Cost of revenues accounted for 13% of our total revenues for both the second quarter and first half of 2026, as compared to 14% for both of the comparable periods of 2025. The increase for the first half of 2026 primarily reflected higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel. Included in cost of revenues for the second quarter and first half of 2026 was a non-cash equity-based compensation expense of $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.3 million for the comparable periods of 2025.

Gross Margin

Gross margin for both the second quarter and first half of 2026 was 87%, as compared to 86% for both of the comparable periods of 2025. The increase in gross margin in percentage and absolute dollars for both the second quarter and first half of 2026 mainly reflected higher licensing and related revenues, as set forth above.

Operating Expenses

Total operating expenses were $27.5 million and $55.8 million for the second quarter and first half of 2026, respectively, as compared to $26.6 million and $51.8 million for the comparable periods of 2025. The net increase for the second quarter of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS. The net increase for the first half of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS, and higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Total research and development expenses, net were $19.3 million and $39.2 million for the second quarter and first half of 2026, respectively, as compared to $18.8 million and $36.4 million for the comparable periods of 2025. The increase for both the second quarter and first half of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS. Included in research and development expenses for the second quarter and first half of 2026 were non-cash equity-based compensation expenses of $2.7 million and $5.5 million, respectively, as compared to $2.7 million and $5.1 million for the comparable periods of 2025. Research and development expenses as a percentage of our total revenues were 67% and 70% for the second quarter and first half of 2026, respectively, as compared to 73% for both of the comparable periods of 2025.

The number of research and development personnel was 295 at June 30, 2026, as compared to 323 at June 30, 2025.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.3 million and $7.0 million for the second quarter and first half of 2026, respectively, as compared to $3.3 million and $6.8 million for the comparable periods of 2025. The increase for the first half of 2026 principally reflected higher non-cash equity-based compensation expenses and the cost of a global sales meeting held during the period (an event that did not take place in the first half of 2025). Included in sales and marketing expenses for the second quarter and first half of 2026 were non-cash equity-based compensation expenses of $0.7 million and $1.4 million, as compared to $0.6 million and $1.2 million for the comparable periods of 2025. Sales and marketing expenses as a percentage of our total revenues were 11% and 13% for the second quarter and first half of 2026, respectively, as compared to 13% and 14% for the comparable periods of 2025.

The total number of sales and marketing personnel was 28 at June 30, 2026, as compared to 34 at June 30, 2025.

General and Administrative Expenses

Our general and administrative expenses were $4.7 million and $9.4 million for the second quarter and first half of 2026, respectively, as compared to $4.4 million and $8.3 million for the comparable periods of 2025. The increase for both the second quarter and first half of 2026 primarily reflected higher salaries and employee-related costs and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the second quarter and first half of 2026 were non-cash equity-based compensation expenses of $1.6 million and $3.2 million, as compared to $1.5 million and $2.6 million for the comparable periods of 2025. General and administrative expenses as a percentage of our total revenues were 16% and 17% for the second quarter and first half of 2026, respectively, as compared to 17% for both of the comparable periods of 2025.

The number of general and administrative personnel was 51 at June 30, 2026, as compared to 47 at June 30, 2025.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.2 million for the second quarter and first half of 2026, respectively, as compared to $0.2 million and $0.3 million for the comparable periods of 2025. The amortization charges for both the second quarter and first half of 2026 and 2025 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics business.

Financial Income, Net (in millions)

	First Half 2026	First Half 2025	Second Quarter 2026	Second Quarter 2025
Financial income, net	$2.9	$4.2	$1.0	$2.1
of which:
Interest income and gains and losses from marketable securities, net	$4.1	$3.0	$2.0	$1.5
Foreign exchange gain (loss)	$(1.2)	$1.2	$(1.0)	$0.6

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2026 principally reflected higher combined bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025), partially offset by lower yields.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances have increased significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. This has resulted in a foreign exchange loss of $1.0 million and $1.2 million for the second quarter and first half of 2026, respectively, as compared to a foreign exchange gain of $0.6 million and $1.2 million for the comparable periods of 2025.

Remeasurement of Marketable Equity Securities

We recorded a gain of $0.0 million and $0.1 million for the second quarter and first half of 2026, respectively, as compared to a loss of $0.2 million and $0.3 million for the comparable periods of 2025, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, other income (expense), net, may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Income Tax Expense

Our income tax expense was $1.8 million and $3.2 million for the second quarter and first half of 2026, respectively, as compared to $1.1 million and $2.1 million for the comparable periods of 2025. The increase for both the second quarter and first half of 2026 was primarily due to: (1) higher withholding tax expenses; and (2) the prior-year period included a tax benefit from the recognition of deferred tax assets related to net operating loss carryforwards of our French subsidiary. In December 2025, we established a full valuation allowance against these deferred tax assets. As a result, no similar tax benefit was recognized during the second quarter and first half of 2026.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had approximately $44.3 million in cash and cash equivalents, $5.1 million in bank deposits, and $171.3 million in marketable securities, totaling $220.7 million, as compared to $222.0 million at December 31, 2025. The decrease for the first six months of 2026 principally reflected investments in leasehold and equipment for our new offices in Ra’anana, Israel, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $220.7 million, $122.7 million was held by our foreign subsidiaries. Our intent is to reinvest earnings of our foreign subsidiaries, and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. If additional funds are required in the United States for strategic transactions or other corporate purposes, we would first seek to access such capital through alternative means, including tax-efficient transfers of funds that qualify for applicable exemptions, debt financing arrangements, or capital markets transactions, including potential follow-on equity offerings, similar to our follow-on public offering completed in November 2025. However, if these alternatives are not available or are not sufficient, we may need to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first six months of 2026, we invested $52.0 million of cash in bank deposits and marketable securities with maturities up to 47 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were redeemed for cash amounting to $56.2 million. All our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first six months of 2026 was immaterial. For more information about our marketable securities, see Note 4 to the interim condensed consolidated financial statements for the three and six months ended June 30, 2026.

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

Operating Activities

Net cash provided by operating activities for the first six months of 2026 was $0.9 million and consisted of net loss of $7.4 million, adjustments for non-cash items of $13.8 million, and changes in operating assets and liabilities of $5.5 million. Adjustments for non-cash items primarily consisted of $1.7 million of depreciation and amortization of intangible assets, $10.5 million of equity-based compensation expenses, and $1.9 million of unrealized foreign exchange loss. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $6.8 million (mainly as a result of payment of a yearly design tool subscription, an increase in French research tax benefits applicable to the CIR, advance tax payments, and a $2.4 million increase in unbilled receivables classified as “other long-term assets” in the interim condensed consolidated balance sheets), as well as a decrease in trade payables of $0.9 million, a decrease in deferred revenues of $0.8 million, and a decrease in accrued expenses and other payables of $0.8 million, partially offset by a decrease in trade receivables, net, of $2.4 million, a decrease in operating lease right-of-use assets of $0.4 million, an increase in accrued payroll and related benefits of $0.6 million, and an increase in operating lease liabilities of $0.5 million.

Net cash used in operating activities for the first six months of 2025 was $6.2 million and consisted of net loss of $7.0 million, adjustments for non-cash items of $9.3 million, and changes in operating assets and liabilities of $8.5 million. Adjustments for non-cash items primarily consisted of $2.0 million of depreciation and amortization of intangible assets and $9.2 million of equity-based compensation expenses, partially offset by $1.7 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $2.9 million (mainly as a result of payment of a yearly design tool subscription and an increase in French research tax benefits applicable to the CIR which is generally refunded every three years), a decrease in accrued expenses and other payables of $1.4 million, and a decrease in accrued payroll and related benefits of $4.6 million (mainly as a result of yearly bonus payments), partially offset by a decrease in trade receivables of $0.9 million.

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

Investing Activities

Net cash provided by investing activities for the first six months of 2026 was $1.3 million, compared to $20.8 million of net cash provided by investing activities for the comparable period of 2025. We had a cash outflow of $48.1 million and a cash inflow of $55.4 million with respect to investments in marketable securities during the first six months of 2026, as compared to a cash outflow of $30.8 million and a cash inflow of $49.8 million with respect to investments in marketable securities during the first six months of 2025. For the first six months of 2026, we had a net investment of $3.0 million in bank deposits, as compared to an investment of $0.7 million in bank deposits for the comparable period of 2025. We had a cash outflow of $2.9 million and $1.0 million during the first six months of 2026 and 2025, respectively, from purchase of property and equipment (the 2026 outflow partially reflects investments in leasehold improvements and equipment for our new offices in Ra’anana, Israel). For the first six months of 2025, we had a cash inflow of $3.5 million in connection with the release of escrowed funds associated with the sale of Intrinsix.

Financing Activities

Net cash provided by financing activities for the first six months of 2026 was $1.6 million, as compared to net cash used in financing activities in the amount of $4.5 million for the comparable period of 2025. During the first six months of 2026, we received $1.6 million from the exercise of stock-based awards, as compared to $1.6 million received for the comparable period of 2025. For the first six months of 2025, we had a cash outflow of $6.2 million from the purchase of treasury stock.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock, which was extended collectively by an additional 7,800,000 shares in 2010, 2013, 2014, 2018, 2020, 2023 and 2024. No shares of common stock were repurchased during the first six months of 2026. During the first six months ended June 30, 2025, we repurchased 300,000 shares of common stock at an average purchase price of $20.54 per share for an aggregate purchase price of $6.2 million. As of June 30, 2026, we had 684,486 shares available for repurchase.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. This has resulted in a foreign exchange loss of $1.0 million and $1.2 million for the second quarter and first half of 2026, respectively, as compared to a foreign exchange gain of $0.6 million and $1.2 million for the comparable periods of 2025.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During the second quarter and first half of 2026, we recorded accumulated other comprehensive gain of less than $0.1 million and accumulated other comprehensive loss of less than $0.1 million, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the second quarter and first half of 2025, we recorded accumulated other comprehensive gain of $1.2 million and $0.8 million, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of June 30, 2026, the amount of other comprehensive gain from our forward and option contracts, net of taxes, was less than $0.1 million, which will be recorded in the consolidated statements of income (loss) during the following two months. We recognized a net gain of $0.7 million and $0.8 million for the second quarter and first half of 2026, respectively, and a net gain of $0.3 million and $0.4 million for the comparable periods of 2025, related to forward and options contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

A hypothetical 10% weakening of the U.S. dollar against the NIS and the Euro would have resulted in an increase to our salary and employee related expenses, which are a large portion of our operating costs, of approximately $1.6 million and $3.3 million for the second quarter and first half of 2026, respectively. A hypothetical 10% strengthening of the U.S. dollar against the NIS and the Euro would have resulted in a decrease to our salary and employee related expenses of approximately $1.3 million and $2.7 million for the second quarter and first half of 2026, respectively.

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

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of June 30, 2026, the unrealized losses associated with our investments were $0.9 million. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the second quarter and first half of 2026. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.0 million and $4.1 million for the second quarter and first half of 2026, respectively, as compared to $1.5 million and $3.0 million for the comparable periods of 2025. The increase in interest income and gains and losses from marketable securities, net, during both the second quarter and first half of 2026 principally reflected higher combined bank deposits and marketable securities balances held (mainly resulting from the follow‑on offering completed in the fourth quarter of 2025), partially offset by lower yields.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are subject to one legal proceeding that has not been fully resolved and that has arisen in the ordinary course of business. As of June 30, 2026, our interim condensed consolidated balance sheet includes a provision of approximately $0.1 million for this matter. We are not a party to any other litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

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

There were no repurchases of our common stock during the three months ended June 30, 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	EXHIBITS

Exhibit No.	Description
10.1†	Amendment to Ceva, Inc. 2003 Director Stock Option Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS

The following materials from Ceva, Inc.’s Quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ceva, Inc.

Date: August 10, 2026	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: August 10, 2026	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)