Form 10-Q
period 2026-09-30
CEVA INC
filed 2026-11-09
CIK 1173489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

Commission file number: 000-49842

Ceva, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0556376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15245 Shady Grove Road, Suite 400, Rockville, MD 20850	20850
(Address of Principal Executive Offices)	(Zip Code)

(240)-308-8328

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	CEVA	Nasdaq Global Select Market

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 28,527,274 of common stock, $0.001 par value, as of November 4, 2026.

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Interim Condensed Consolidated Balance Sheets at September 30, 2026 (unaudited) and December 31, 2025	5
	Interim Condensed Consolidated Statements of Loss (unaudited) for the three and nine months ended September 30, 2026 and 2025	6
	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2026 and 2025	7
	Interim Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2026 and 2025	8
	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025	10
	Notes to the Interim Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	43
SIGNATURES		43

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$29,608	$40,586
Short-term bank deposits	5,119	2,095
Marketable securities	185,953	179,302
Trade receivables (net of allowance for credit losses of $0 and $288 at September 30, 2026 and December 31, 2025, respectively)	46,489	49,355
Prepaid expenses and other current assets	14,235	13,498
Total current assets	281,404	284,836
Long-term assets:
Severance pay fund	6,901	7,530
Deferred tax assets, net	303	257
Property and equipment, net	9,161	7,054
Operating lease right-of-use assets	16,727	17,486
Goodwill	58,308	58,308
Intangible assets, net	532	1,044
Investments in marketable equity securities	127	55
Other long-term assets	17,148	11,686
Total long-term assets	109,207	103,420
Total assets	$390,611	$388,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,243	$2,418
Deferred revenues	3,444	3,496
Accrued expenses and other payables	4,714	5,181
Accrued payroll and related benefits	13,664	15,845
Operating lease liabilities	2,797	1,743
Total current liabilities	25,862	28,683
Long-term liabilities:
Accrued severance pay	7,113	7,690
Operating lease liabilities	14,040	14,388
Other accrued liabilities	1,224	1,037
Total long-term liabilities	22,377	23,115
Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 45,000,000 shares authorized; 28,526,321 and 27,583,325 shares issued at September 30, 2026 and December 31, 2025, respectively; 28,526,321 and 27,510,739 shares outstanding at September 30, 2026 and December 31, 2025, respectively	29	28
Additional paid-in capital	354,941	337,966
Treasury stock at cost (0 and 72,586 shares of common stock at September 30, 2026 and December 31, 2025, respectively)	—	(1,591)
Accumulated other comprehensive income (loss)	(2,904)	79
Accumulated deficit	(9,694)	(24)
Total stockholders’ equity	342,372	336,458
Total liabilities and stockholders’ equity	$390,611	$388,256

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Licensing and related revenues	$52,379	$46,092	$16,338	$16,028
Royalties	32,741	32,215	12,725	12,356
Total revenues	85,120	78,307	29,063	28,384
Cost of revenues	11,627	10,428	4,252	3,392
Gross profit	73,493	67,879	24,811	24,992
Operating expenses:
Research and development, net	57,297	55,899	18,128	19,532
Sales and marketing	10,980	9,783	3,935	3,012
General and administrative	15,557	12,697	6,154	4,383
Amortization of intangible assets	336	448	110	149
Total operating expenses	84,170	78,827	28,327	27,076
Operating loss	(10,677)	(10,948)	(3,516)	(2,084)
Financial income, net	5,156	5,466	2,301	1,245
Remeasurement of marketable equity securities	72	(261)	(16)	1
Loss before taxes on income	(5,449)	(5,743)	(1,231)	(838)
Income tax expense	4,221	3,797	1,070	1,671
Net loss	$(9,670)	$(9,540)	$(2,301)	$(2,509)

Basic and diluted net loss per share	$(0.35)	$(0.40)	$(0.08)	$(0.10)

Weighted-average shares used to compute net loss per share (in thousands):
Basic and diluted	28,001	23,869	28,323	23,942

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net loss	$(9,670)	$(9,540)	$(2,301)	$(2,509)
Other comprehensive income (loss) before tax:
Available-for-sale securities:
Changes in unrealized gains (losses)	(2,987)	1,497	(2,036)	483
Reclassification adjustments included in net loss	(2)	(16)	(2)	—
Net change	(2,989)	1,481	(2,038)	483
Cash flow hedges:
Changes in unrealized gains (losses)	539	1,212	(203)	66
Reclassification adjustments included in net loss	(606)	(1,009)	144	(648)
Net change	(67)	203	(59)	(582)
Other comprehensive income (loss) before tax	(3,056)	1,684	(2,097)	(99)
Income tax expense (benefit) related to components of other comprehensive income (loss)	(73)	153	(52)	44
Other comprehensive income (loss), net of taxes	(2,983)	1,531	(2,045)	(143)
Comprehensive loss	$(12,653)	$(8,009)	$(4,346)	$(2,652)

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2026	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance as of January 1, 2026	27,510,739	$28		$337,966	$(1,591)	$79	$(24)	$336,458
Net loss	—	—		—	—	—	(9,670)	(9,670)
Other comprehensive loss, net	—	—		—	—	(2,983)	—	(2,983)
Equity-based compensation	—	—		15,535	—	—	—	15,535
Issuance of common stock upon exercise of stock-based awards	942,996	1		3,031	—	—	—	3,032
Issuance of treasury stock upon exercise of stock-based awards	72,586	—	(*)	(1,591)	1,591	—	—	—
Balance as of September 30, 2026	28,526,321	$29		$354,941	$—	$(2,904)	$(9,694)	$342,372

	Common stock
Three months ended September 30, 2026	Number of shares outstanding	Amount	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance as of July 1, 2026	28,137,917	$28	$348,469	$—	$(859)	$(7,393)	$340,245
Net loss	—	—	—	—	—	(2,301)	(2,301)
Other comprehensive loss, net	—	—	—	—	(2,045)	—	(2,045)
Equity-based compensation	—	—	4,992	—	—	—	4,992
Issuance of common stock upon exercise of stock-based awards	388,404	1	1,480	—	—	—	1,481
Balance as of September 30, 2026	28,526,321	$29	$354,941	$—	$(2,904)	$(9,694)	$342,372

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands, except share data

	Common stock
Nine months ended September 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of January 1, 2025	23,626,865	$24		$259,891	$(3,222)	$(1,330)	$11,193	$266,556
Net loss	—	—		—	—	—	(9,540)	(9,540)
Other comprehensive income, net	—	—		—	—	1,531	—	1,531
Equity-based compensation	—	—		14,098	—	—	—	14,098
Purchase of treasury stock	(340,295)	—	(*)	—	(7,150)	—	—	(7,150)
Issuance of common stock upon exercise of stock-based awards	377,070	—	(*)	1,358	—	—	—	1,358
Issuance of treasury stock upon exercise of stock-based awards	353,213	—	(*)	(5,403)	7,819	—	(550)	1,866
Balance as of September 30, 2025	24,016,853	$24		$269,944	$(2,553)	$201	$1,103	$268,719

	Common stock
Three months ended September 30, 2025	Number of shares outstanding	Amount		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance as of July 1, 2025	23,847,325	$24		$267,743	$(5,874)	$344	$3,655	$265,892
Net loss	—	—		—	—	—	(2,509)	(2,509)
Other comprehensive loss, net	—	—		—	—	(143)	—	(143)
Equity-based compensation	—	—		4,873	—	—	—	4,873
Purchase of treasury stock	(40,295)	—	(*)	—	(988)	—	—	(988)
Issuance of treasury stock upon exercise of stock-based awards	209,823	—	(*)	(2,672)	4,309	—	(43)	1,594
Balance as of September 30, 2025	24,016,853	$24		$269,944	$(2,553)	$201	$1,103	$268,719

(*)	Amount less than $1.

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,670)	$(9,540)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,979	2,495
Amortization of intangible assets	512	625
Equity-based compensation	15,535	14,098
Realized gain on sale of available-for-sale marketable securities	(2)	(16)
Accretion of discount on available-for-sale marketable securities	(220)	(635)
Unrealized foreign exchange (gain) loss	1,323	(1,123)
Remeasurement of marketable equity securities	(72)	261
Changes in operating assets and liabilities:
Trade receivables, net	2,655	(12,224)
Prepaid expenses and other assets	(6,728)	(477)
Operating lease right-of-use assets	759	1,849
Accrued interest on bank deposits	(35)	8
Deferred tax, net	27	(99)
Trade payables	(1,171)	442
Deferred revenues	(52)	(547)
Accrued expenses and other payables	(336)	(920)
Accrued payroll and related benefits	(2,354)	(4,220)
Operating lease liability	258	(2,121)
Accrued severance pay, net	44	64
Net cash provided by (used in) operating activities	2,452	(12,080)

Cash flows from investing activities:
Purchase of property and equipment	(4,027)	(1,428)
Proceeds from the sale of Intrinsix	—	3,470
Investment in bank deposits	(5,868)	(2,705)
Proceeds from bank deposits	2,863	2,000
Investment in available-for-sale marketable securities	(118,960)	(49,843)
Proceeds from maturity of available-for-sale marketable securities	99,216	59,197
Proceeds from sale of available-for-sale marketable securities	10,326	3,914
Net cash provided by (used in) investing activities	(16,450)	14,605

Cash flows from financing activities:
Purchase of treasury stock	—	(7,150)
Proceeds from exercise of stock-based awards	3,032	3,224
Net cash provided by (used in) financing activities	3,032	(3,926)
Effect of exchange rate changes on cash and cash equivalents	(12)	173
Decrease in cash and cash equivalents	(10,978)	(1,228)
Cash and cash equivalents at the beginning of the period	40,586	18,498
Cash and cash equivalents at the end of the period	$29,608	$17,270

Supplemental information of cash flow activities:
Cash paid during the period for:
Income and withholding taxes	$5,417	$1,900
Non-cash transactions:
Property and equipment purchases incurred but unpaid at period end	$54	$198
Right-of-use assets obtained in the exchange for operating lease liabilities	$446	$94

The accompanying notes are an integral part of the unaudited interim condensed consolidated financial statements.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share data)

NOTE 1:	BUSINESS

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

Ceva’s portfolio spans the three foundational layers of Physical AI:

●

Connectivity layer (wireless transport): Bluetooth, Wi-Fi, Ultra Wideband (“UWB”), cellular internet-of-things (“IoT”), and 5G Advanced IP platforms that form the backbone of ubiquitous, secure, and high-performance communication

●

Sensing layer (software and DSPs): Sensor fusion processors, RealSpace spatial audio, MotionEngine software, and general-purpose digital signal processors (“DSPs”) that transform raw sensor data into actionable intelligence

●

Inference layer (NPUs and AI DSPs): The next-generation NeuPro family of neural processing units (“NPUs”), built on a common architecture and unified software stack that spans Physical AI applications from always-on sensors to AI infrastructure. The portfolio comprises NeuPro-Nano for always-on sensing and entry-level perception in highly constrained devices, NeuPro Prime for mainstream convolutional neural network and transformer workloads, NeuPro Max for advanced edge applications, including robotics, multimodal AI, on-device assistants and Physical AI, and NeuPro Ultra, which extends the family into AI infrastructure for large language model inference in the cloud and data center. Alongside it, the SensPro family of AI DSPs serves high-performance signal and AI workloads

Ceva licenses its portfolio of wireless communications, sensing and scalable AI IP to its customers, lowering barriers to entry and enabling them to bring new products to market faster, more reliably, efficiently and economically.

NOTE 2:	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements and accompanying notes have been prepared according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The majority of the Company’s cash and cash equivalents are invested in high grade certificates of deposit with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed on demand and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. Generally, these cash equivalents may be redeemed upon demand, and therefore management believes that they bear a lower risk. The short-term bank deposits are held in financial institutions that management believes are institutions with high credit standing and, accordingly, minimal credit risk from geographic or credit concentration. Furthermore, the Company holds an investment portfolio consisting principally of corporate bonds. For available-for-sale debt securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No material credit losses for available-for-sale debt securities were recorded during the periods presented.

The Company’s trade receivables are geographically diverse, mainly in the Asia Pacific region, and also in the United States and Europe. Concentration of credit risk with respect to trade receivables is limited by credit limits, ongoing credit evaluation and account monitoring procedures. The Company performs ongoing credit evaluations of its customers. The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, and other factors that may affect its ability to collect from customers.

As of September 30, 2026, the allowance for credit losses was immaterial.

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

Government Grants and Tax Credits

On March 31, 2026, the Israeli Knesset enacted Chapter 10, "Law for the Encouragement and Incentivization of Research and Development, 2026" (the “R&D Law”). The R&D Law introduces a refundable tax credit regime for qualifying research and development expenditures incurred in Israel, effective for tax years beginning January 1, 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income taxes or Israeli qualified domestic minimum top-up tax or alternatively receive a government grant to the extent the credit is not utilized. Government grants and refundable tax credits, such as those provided under the recently enacted Israeli legislation, are recognized as a reduction to the related expense when there is reasonable assurance that the Company complies with required conditions and the incentive will be received. For the three and nine months ended September 30, 2026, the Company recorded $319 and $778, respectively, of Israeli tax credits as a reduction of research and development expenses.

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

	Remainder of 2026	2027	2028 and thereafter
Licensing and related revenues	$3,839	$5,736	$879

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical, use cases for the Company's technology portfolio, and timing of revenue recognition:

	Nine months ended September 30, 2026 (unaudited)			Three months ended September 30, 2026 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$18,525	$4,740	$23,265	$3,073	$1,849	$4,922
Europe and Middle East	970	2,264	3,234	432	886	1,318
Asia Pacific	32,884	25,737	58,621	12,833	9,990	22,823
Total	$52,379	$32,741	$85,120	$16,338	$12,725	$29,063

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$35,927	$26,229	$62,156	$8,969	$10,671	$19,640
Infer (Imaging, vision and AI)	13,369	1,000	14,369	6,298	236	6,534
Sense (sensor fusion and audio)	3,083	5,512	8,595	1,071	1,818	2,889
Total	$52,379	$32,741	$85,120	$16,338	$12,725	$29,063

Timing of revenue recognition
Products transferred at a point in time	$42,122	$32,741	$74,863	$12,218	$12,725	$24,943
Products and services transferred over time	10,257	—	10,257	4,120	—	4,120
Total	$52,379	$32,741	$85,120	$16,338	$12,725	$29,063

	Nine months ended September 30, 2025 (unaudited)			Three months ended September 30, 2025 (unaudited)
	Licensing and related revenues	Royalties	Total	Licensing and related revenues	Royalties	Total
Geography
United States	$11,991	$3,952	$15,943	$5,301	$1,479	$6,780
Europe and Middle East	2,553	2,465	5,018	837	687	1,524
Asia Pacific	31,548	25,798	57,346	9,890	10,190	20,080
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

Use cases for the Company’s technology portfolio
Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	$30,989	$24,628	$55,617	$9,477	$9,418	$18,895
Infer (Imaging, vision and AI)	11,632	717	12,349	5,498	154	5,652
Sense (sensor fusion and audio)	3,471	6,870	10,341	1,053	2,784	3,837
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

Timing of revenue recognition
Products transferred at a point in time	$35,301	$32,215	$67,516	$13,154	$12,356	$25,510
Products and services transferred over time	10,791	—	10,791	2,874	—	2,874
Total	$46,092	$32,215	$78,307	$16,028	$12,356	$28,384

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

Contract balances:

The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2026	December 31, 2025

Current assets (classified under “Trade receivables”):
Trade receivables	$17,806	$19,495
Unbilled receivables (associated with licensing and related revenues)	16,542	16,545
Unbilled receivables (associated with royalties)	12,141	13,315
Total current assets	46,489	49,355

Long-term assets (classified under “Other long-term assets”):
Unbilled receivables (associated with licensing and related revenues)	3,733	1,176

Deferred revenues (short-term contract liabilities)	3,444	3,496

The Company receives payments from customers based upon contractual payment schedules; trade receivables are recorded when the right to consideration becomes unconditional, and an invoice is issued to the customer. Unbilled receivables associated with licensing and other include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Unbilled receivables associated with royalties are recorded as the Company recognizes revenues from royalties earned during the quarter, but not yet invoiced, either by actual sales data received from customers, or, when applicable, by the Company’s estimation. Contract liabilities (deferred revenue) include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.

During the three and nine months ended September 30, 2026, the Company recognized $307 and $2,380, respectively, that was included in deferred revenues (short-term contract liability) balance at December 31, 2025.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Costs to obtain a contract:

As of September 30, 2026 and December 31, 2025, the Company had a remaining contract cost asset of $7 and $64, respectively, related to the incremental costs of obtaining the contract arising from sales commissions. During the three and nine months ended September 30, 2026, the Company recognized amortization of contract costs of $11 and $57, respectively. During the three and nine months ended September 30, 2025, the Company recognized amortization of contract costs of $25 and $295, respectively. The Company recorded these costs within sales and marketing expenses on the Company’s interim condensed consolidated statements of loss.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 4:	MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities:

	September 30, 2026 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$40,484	$1	$(110)	$40,375

Available-for-sale - matures after one year through four years:
Corporate bonds	148,413	—	(2,835)	145,578
Total
	$188,897	$1	$(2,945)	$185,953

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale - matures within one year:
Corporate bonds	$106,154	$157	$(407)	$105,904

Available-for-sale - matures after one year through three years:
Corporate bonds	73,103	366	(71)	73,398

Total	$179,257	$523	$(478)	$179,302

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2026 and December 31, 2025 and the length of time that those investments have been in a continuous loss position:

	Less than 12 months		12 months or greater
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
As of September 30, 2026 (unaudited)	$164,755	$(2,777)	$19,098	$(168)
As of December 31, 2025	$65,252	$(115)	$32,678	$(363)

As of September 30, 2026, the allowance for credit losses was not material.

The following table presents gross realized gains and losses from sale of available-for-sale marketable securities:

	Nine months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross realized gains from sale of available-for-sale marketable securities	$10	$16	$10	$—
Gross realized losses from sale of available-for-sale marketable securities	$(8)	$—	$(8)	$—

NOTE 5:	FAIR VALUE MEASUREMENT

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

Description	September 30, 2026 (unaudited)	Level I (unaudited)	Level II (unaudited)	Level III (unaudited)
Assets:
Marketable securities:
Corporate bonds	$185,953	$—	$185,953	$—
Foreign exchange contracts	$5	$—	$5	$—
Investments in marketable equity securities	$127	$127	$—	$—

Liabilities:
Foreign exchange contracts	$51	$—	$51	$—

Description	December 31, 2025	Level I	Level II	Level III
Assets:
Marketable securities:
Corporate bonds	$179,302	$—	$179,302	$—
Foreign exchange contracts	$21	$—	$21	$—
Investments in marketable equity securities	$55	$55	$—	$—

NOTE 6:	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to those disclosed in these interim condensed consolidated financial statements that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income as shown in our interim condensed consolidated statements of loss. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in these interim condensed consolidated financial statements.

a.	Summary information about geographic areas:

The following is a summary of revenues and long-lived assets (including ROU assets) within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Revenues based on customer location:
United States	$23,265	$15,943	$4,922	$6,780
Europe and Middle East	3,234	5,018	1,318	1,524
Asia Pacific (1)	58,621	57,346	22,823	20,080
	$85,120	$78,307	$29,063	$28,384

(1) China	$48,623	$44,590	$19,454	$14,746

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	September 30, 2026 (unaudited)	December 31, 2025
Long-lived assets by geographic region:
Israel	$21,075	$19,330
France	1,582	1,682
United States	700	1,064
Greece	1,149	1,255
Other	1,382	1,209
	$25,888	$24,540

b.	Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below:

	Nine months ended September 30,				Three months ended September 30,
	2026 (unaudited)		2025 (unaudited)		2026 (unaudited)		2025 (unaudited)

Customer A	*	)	15%		*	)	11%
Customer B	*	)	*	)	*	)	11%
Customer C	*	)	*	)	*	)	11%
Customer D	10%		*	)	*	)	* )
Customer E	*	)	*	)	11%		* )

*) Less than 10%

c.	Major customer data as a percentage of total trade receivable:

The following table sets forth the customers that represented 10% or more of the Company’s total trade receivable in each of the periods set forth below:

	September 30, 2026 (unaudited)	December 31, 2025

Customer A	12%	*	)
Customer B	12%	22%

*) Less than 10%

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

NOTE 7:	FINANCIAL INCOME, NET

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Interest income	$6,007	$3,907	$2,114	$1,336
Gain on available-for-sale marketable securities, net	2	16	2	—
Amortization of discount (premium) on available-for-sale marketable securities, net	220	635	43	175
Foreign exchange gain (loss), net	(1,073)	908	142	(266)

Total	$5,156	$5,466	$2,301	$1,245

NOTE 8:	NET LOSS PER SHARE OF COMMON STOCK

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

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Numerator:
Net loss	$(9,670)	$(9,540)	$(2,301)	$(2,509)
Denominator (in thousands):
Basic and diluted weighted average common stock outstanding	28,001	23,869	28,323	23,942

Basic and diluted net loss per share	$(0.35)	$(0.40)	$(0.08)	$(0.10)

The total number of shares related to outstanding equity-based awards was 1,636,473 for both the three and nine months ended September 30, 2026, and in each case was excluded from the calculation of diluted net loss per share. The total number of shares related to outstanding equity-based awards was 1,902,594 for both the three and nine months ended September 30, 2025, and in each case was excluded from the calculation of diluted net loss per share.

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

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The options granted under the Company’s stock incentive plans have been granted at the fair market value of the Company’s common stock on the grant date. Options granted to employees under stock incentive plans generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options granted to non‑employee directors vest 25% of the shares underlying the option on each anniversary of the option grant date. A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2026, are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2025	57,025	$23.87	2.8	$20
Granted	—	—
Exercised	(27,000)	27.17
Forfeited or expired	—	—
Outstanding as of September 30, 2026 (unaudited)	30,025	$20.91	4.4	$788
Exercisable as of September 30, 2026 (unaudited)	21,156	$21.03	4.1	$302

As of September 30, 2026, there was $92 of unrecognized compensation expense related to unvested stock options. This amount is expected to be recognized over a weighted-average period of 1.2 years.

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

On February 11, 2026, the Compensation Committee of the Board (the “Committee”) granted 124,553 performance-based stock units (“PSUs”), effective as of February 19, 2026, to its executive officers pursuant to the Company’s 2011 Stock Incentive Plan. The maximum number of PSUs that may be earned based on performance achievement is 234,617. The PSUs vest based on the achievement of continued service, performance conditions and market conditions over a one‑year performance period ending December 31, 2026, such that (i) 50% of the award is subject to continued service and the achievement of financial performance targets based on license and related revenues, (ii) 25% of the award is subject to continued service and a total shareholder return (“TSR”) target whereby the Company’s TSR for 2026 must exceed the TSR of the S&P Semiconductors Select Industry Index, and (iii) 25% of the award is subject to continued service and a TSR target whereby the Company’s TSR for 2026 must exceed the TSR of the Russell 3000 Index. As of September 30, 2026, the achievement of the performance conditions was deemed probable.

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

A summary of the Company’s RSU and PSU activities and related information for the nine months ended September 30, 2026, are as follows:

	Number of RSUs and PSUs	Weighted Average Grant- Date Fair Value
Unvested as of December 31, 2025	1,826,127	$23.00
Granted	890,651	20.27
Vested	(833,672)	23.93
Forfeited or expired	(276,658)	27.09
Unvested as of September 30, 2026 (unaudited)	1,606,448	$20.30

As of September 30, 2026, there was $24,708 of unrecognized compensation expense related to unvested RSUs and PSUs. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table shows the total equity-based compensation expense included in the interim condensed consolidated statements of loss:

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Cost of revenue	$533	$493	$173	$168
Research and development, net	7,651	7,778	2,130	2,639
Sales and marketing	2,310	1,735	880	571
General and administrative	5,041	4,092	1,809	1,495
Total equity-based compensation expense	$15,535	$14,098	$4,992	$4,873

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The fair value for rights to purchase shares of common stock under the Company’s employee stock purchase plan was estimated on the date of grant using the following assumptions:

	Nine months ended September 30,						Three months ended September 30,
	2026 (unaudited)			2025 (unaudited)			2026 (unaudited)			2025 (unaudited)
Expected dividend yield		0%			0%			0%			0%
Expected volatility	55%	-	79%	41%	-	70%	63%	-	79%		70%
Risk-free interest rate	3.4%	-	4.4%	4.0%	-	4.4%	4.0%	-	4.4%		4.0%
Contractual term of up to (months)	6	-	24	6	-	24	6	-	24	6	-	24

During the third quarter of 2026, the Company's employees purchased 83,502 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $17.73 per share, with proceeds of $1,481. During the nine months ended September 30, 2026, the Company's employees purchased 170,977 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $17.73 per share, with proceeds of $3,032. During the third quarter of 2025, the Company's employees purchased 84,393 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $18.89 per share, with proceeds of $1,594. During the nine months ended September 30, 2025, the Company's employees purchased 154,600 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $19.09 per share, with proceeds of $2,952.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2026 and December 31, 2025, the notional principal amount of the Hedging Contracts to sell U.S. dollars held by the Company was $11,400 and $2,625, respectively.

Other derivative instruments that are not designated as hedging instruments consist of forward contracts that the Company uses to hedge monetary assets denominated in currencies other than the U.S. dollar. Gains and losses on these contracts as well as related costs are included in financial income, net, along with the gains and losses of the related hedged item. There were no other open derivative instruments as of September 30, 2026 and December 31, 2025.

The fair value of the Company’s outstanding derivative instruments is as follows:

	September 30, 2026 (unaudited)	December 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$5	$21
Total	$5	$21

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Foreign exchange forward contracts	$51	$—
Total	$51	$—

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The increase (decrease) in unrealized gains (losses) recognized in “accumulated other comprehensive income (loss)” on derivatives, before tax effect, is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$283	$—	$1
Foreign exchange forward contracts	539	929	(203)	65
	$539	$1,212	$(203)	$66

The net gains reclassified from “accumulated other comprehensive income (loss)” into income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Derivatives designated as cash flow hedging instruments:
Foreign exchange option contracts	$—	$(283)	$—	$(283)
Foreign exchange forward contracts	(606)	(726)	144	(365)
	$(606)	$(1,009)	$144	$(648)

The Company recorded in cost of revenues and operating expenses a net loss of $144 and a net gain of $606 during the three and nine months ended September 30, 2026, respectively, and a net gain of $648 and $1,009 during the comparable periods of 2025, related to its Hedging Contracts.

NOTE 11:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of taxes:

	Nine months ended September 30, 2026 (unaudited)			Three months ended September 30, 2026 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$58	$21	$79	$(872)	$13	$(859)
Other comprehensive income (loss) before reclassifications	(2,912)	539	(2,373)	(1,982)	(203)	(2,185)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(606)	(610)	(4)	144	140
Net current period other comprehensive loss	(2,916)	(67)	(2,983)	(1,986)	(59)	(2,045)
Ending balance	$(2,858)	$(46)	$(2,904)	$(2,858)	$(46)	$(2,904)

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

	Nine months ended September 30, 2025 (unaudited)			Three months ended September 30, 2025 (unaudited)
	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total	Unrealized gains (losses) on available- for-sale marketable securities	Unrealized gains (losses) on cash flow hedges	Total

Beginning balance	$(1,330)	$—	$(1,330)	$(441)	$785	$344
Other comprehensive income before reclassifications	1,343	1,212	2,555	439	66	505
Amounts reclassified from accumulated other comprehensive loss	(15)	(1,009)	(1,024)	—	(648)	(648)
Net current period other comprehensive income (loss)	1,328	203	1,531	439	(582)	(143)
Ending balance	$(2)	$203	$201	$(2)	$203	$201

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED (UNAUDITED)

(in thousands, except share data)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Statements of Loss

	Nine months ended September 30,		Three months ended September 30,
	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Unrealized gains on cash flow hedges	$14	$29	$(5)	$18	Cost of revenues
	501	833	(116)	536	Research and development
	20	39	(5)	25	Sales and marketing
	71	108	(18)	69	General and administrative
	606	1,009	(144)	648	Total, before income taxes
	—	—	—	—	Income tax expense
	606	1,009	(144)	648	Total, net of income taxes
Unrealized gains on available-for-sale marketable securities	2	16	2	—	Financial income, net
	(2)	1	(2)	—	Income tax expense
	4	15	4	—	Total, net of income taxes
	$610	$1,024	$(140)	$648	Total, net of income taxes

NOTE 12:	SHARE REPURCHASE PROGRAM

The Company did not repurchase any shares of common stock during both the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, the Company repurchased 40,295 shares of common stock at an average purchase price of $24.53 per share for an aggregate purchase price of $988. During the nine months ended September 30, 2025, the Company repurchased 340,295 shares of common stock at an average purchase price of $21.01 per share for an aggregate purchase price of $7,150. As of September 30, 2026, 684,486 shares of common stock remained available for repurchase pursuant to the Company’s share repurchase program.

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

In the third quarter of 2026, we continued to execute our strategy, generating revenues of $29.1 million, up 2% year over year. Licensing and related revenues were $16.3 million, up 2% year over year and down 10% sequentially. AI licensing revenues reached a quarterly record and represented more than 35% of total licensing and related revenues. Royalty revenues were $12.7 million, up 3% year over year and 18% sequentially, supported by the continued ramp of internally developed modems at a major U.S. customer and growth in Wi-Fi royalties. Customers shipped 623 million Ceva-powered devices during the quarter, up 8% year over year.

According to IPnest, we commanded 68% of the wireless connectivity IP market in 2025. Since 2003, more than 23 billion devices have shipped with Ceva IP, including approximately 2.1 billion in 2025. Our technologies power the connectivity, perception and intelligence in today’s most advanced smart edge products across consumer IoT, automotive, industrial and infrastructure, and mobile and PC markets. Based on market research, we believe these sectors will represent a $170 billion total addressable market for Physical AI and Edge AI by 2030.

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

●

Inference layer (NPUs and AI DSPs): The next-generation NeuPro family of neural processing units (“NPUs”), built on a common architecture and unified software stack that spans Physical AI applications from always-on sensors to AI infrastructure. The portfolio comprises NeuPro-Nano for always-on sensing and entry-level perception in highly constrained devices, NeuPro Prime for mainstream convolutional neural network and transformer workloads, NeuPro Max for advanced edge applications, including robotics, multimodal AI, on-device assistants and Physical AI, and NeuPro Ultra, which extends the family into AI infrastructure for large language model inference in the cloud and data center. Alongside it, the SensPro family of AI DSPs serves high-performance signal and AI workloads.

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

In the third quarter of 2026, we signed 10 IP licensing agreements, including three with first-time customers. AI accounted for six agreements, and AI licensing revenues reached their highest quarterly level on record. These agreements included NeuPro-M for an AI infrastructure application, NeuPro-Nano and NeuPro-Max for consumer IoT applications, and two AI DSP reuse agreements extending our technologies into additional customer products.

During the quarter, three of our highest-volume connectivity customers extended their long-standing agreements with Ceva for multiple years and added more Ceva IP. One licensed our Wi-Fi 6 and Wi-Fi 7 technologies, complementing the Bluetooth and DSP IP it already ships in high volume. These engagements expand our technology footprint within customer portfolios and our opportunity for future royalty growth.

In sensing, we secured a MotionEngine Hex agreement to enable motion-based interaction with smart TVs. The customer is targeting one of the world's largest television brands. This agreement builds on our agreement last year with a leading smart TV platform provider to integrate MotionEngine into its operating system.

AI-related licensing represented more than 35% of total licensing and related revenues in the third quarter, highlighting the growing commercial adoption of our AI technologies. Subsequent to quarter-end, on October 28, 2026, we announced our next-generation NeuPro portfolio, comprising NeuPro-Nano, NeuPro Prime, NeuPro Max and NeuPro Ultra. The new portfolio extends our addressable applications from embedded and advanced edge AI into AI infrastructure, building on a common architecture and unified software stack. The next-generation architecture is available to select early-access customers, with general availability planned for the second quarter of 2027.

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

●

Inference layer – Generative and classic AI at the edge: Our NeuPro portfolio addresses generative and classic AI applications across edge devices and, with the next-generation portfolio announced subsequent to quarter-end, AI infrastructure. Existing engagements include Microchip's portfolio license for our NeuPro-M and NeuPro-Nano NPUs and an earlier agreement with a leading global AI and computing platform company developing next-generation custom AI silicon. The third quarter included a NeuPro-M agreement for an AI infrastructure application. These engagements broaden our opportunities across semiconductor, OEM and platform customers.

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

As a result of our focus on silicon and software IP solutions spanning the connectivity, sensing and inference layers of Physical AI, we believe Ceva is well positioned for sustained, long‑term growth in both shipments and royalty revenues. Our diversified royalty streams reflect a broad range of average selling prices (ASPs) – from high‑volume Bluetooth and Wi‑Fi connectivity platforms that power billions of consumer devices to higher‑value inference engines and AI DSPs such as NeuPro and SensPro, as well as infrastructure‑class platforms like PentaG-RAN. We believe this mix provides both scale and resilience, enabling us to capture growth across consumer, automotive, industrial and infrastructure markets while reinforcing our role as the enabler of Physical AI.

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

Our customers are increasingly adopting our technologies as they seek to integrate connectivity, sensing and intelligence into their devices. In the third quarter of 2026, we signed 10 licensing agreements, including three with first-time customers and six involving AI. AI licensing revenues reached a quarterly record and represented more than 35% of total licensing and related revenues. Customer adoption of additional connectivity technologies and AI DSP reuse agreements also expanded our pipeline of future royalty-generating designs.

In the third quarter of 2026, customers shipped 623 million Ceva-powered devices, up 8% year over year. Bluetooth shipments increased 9% year over year to 329 million units, while cellular IoT shipments reached a new quarterly record of 69 million units, up 2% year over year. Wi-Fi shipments were 78 million units, down 6% year over year. Of the 78 million units, higher-value Wi-Fi 6 represented 57% of Wi-Fi unit shipments, up from 24% a year ago.

We also continued to make progress toward NPU royalty generation, with several NeuPro customers completing chip tape-outs during the third quarter. Subsequent to quarter-end, our November 2, 2026 announcement highlighted Mobilint's REGULUS AI SoC, which incorporates both our NeuPro-Nano NPU and SensPro DSP technologies in the same SoC. This illustrates how adoption of multiple Ceva technologies can expand our royalty opportunity per device. We expect initial NeuPro royalties around the end of 2026 or early 2027.

Royalty revenues increased 3% year over year and 18% sequentially in the third quarter, led by mobile. Mobile royalty revenues increased 20% year over year, reflecting the continued ramp of internally developed modems at a major U.S. customer. Wi-Fi royalties also increased, driven by a growing contribution from a higher mix of higher-ASP Wi-Fi 6 shipments. While macroeconomic conditions, geopolitical developments and supply chain dynamics continue to create uncertainty across the semiconductor industry, we believe our diversified royalty base positions us well for long-term growth.

In addition, we expect to complement our strong presence in the Asia-Pacific region by further expanding our customer base and revenues in Europe and the U.S. We continue to pursue customer engagements across these regions to broaden our global reach.

The global economy continued to be impacted by macroeconomic conditions, including a volatile interest rate environment, foreign currency exchange rate fluctuations, ongoing inflation, memory pricing increases and shortages impacting consumer demand and manufacturing, world conflicts and uncertainty, like the Middle East conflict and higher fuel and oil prices, as well as changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, which introduced additional uncertainty. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers may delay or re-evaluate their decisions to initiate projects, which could result in a delay or cessation of engagements with us and lower licensing revenues. In addition, weaker consumer demand may result in lower royalty revenues as our customers ship fewer units, and supply chain dynamics and component pricing may also impact end-market demand.

Instability in the Middle East

Our operations in Israel remain largely unaffected by the war between Israel and Hamas that began on October 7, 2023 and escalated to conflicts with Lebanon, Hezbollah and Iran. In February 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. Although the United States and Iran have announced ceasefire and de-escalation arrangements from time to time, hostilities have subsequently resumed and may continue or escalate. Despite the evolving geopolitical situation, we continue to drive our business and support our customers globally. However, a portion of our employees in Israel have been or are called to active reserve duty, and additional employees may be called in the future, if needed. We have executed our business continuity plan with respect to those employees. It is possible that some of our operations in the region may be disrupted if this continues for a significant period of time or if the situation further deteriorates. The intensity and duration of these conflicts, as well as their economic implications for the Company and Israel’s economy, remain difficult to predict. For more information, please refer to the risk factor titled “Our operations in Israel may be adversely affected by instability in the Middle East region” in Part I—Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Total Revenues

Total revenues were $29.1 million and $85.1 million for the third quarter and first nine months of 2026, respectively, representing an increase of 2% and 9%, as compared to the corresponding periods in 2025. The increase in total revenues for both the third quarter and first nine months of 2026 was primarily attributable to higher licensing and related revenues and royalty revenues, as further described below.

Our five largest customers accounted for 44% and 36% of our total revenues for the third quarter and first nine months of 2026, respectively, as compared to 45% and 39%, respectively, for the comparable periods in 2025. One customer accounted for 11% of our total revenues for the third quarter of 2026, as compared to three customers that each accounted for 11% of our total revenues for the third quarter of 2025. One customer accounted for 10% of our total revenues for the first nine months of 2026, as compared to one customer that accounted for 15% of our total revenues for the first nine months of 2025. Generally, the identity of our customers representing 10% or more of our total revenues varies from period to period, especially with respect to our IP licensing customers, as we generate licensing revenues from new customers on a quarterly basis. With respect to our royalty revenues, two royalty-paying customers represented 10% or more of our total royalty revenues for the third quarter of 2026 and collectively represented 34% of our total royalty revenues for such period, and one royalty-paying customer represented 10% or more of our total royalty revenues for first nine months of 2026 and represented 20% of our total royalty revenues for such period. Two royalty-paying customers represented 10% or more of our total royalty revenues for both the third quarter and first nine months of 2025 and collectively represented 36% and 35% of our total royalty revenues for the third quarter and first nine months of 2025, respectively. We expect that a significant portion of our future revenues will continue to be generated by a limited number of customers. The concentration of our customers is attributable, in part, to consolidation in the semiconductor industry.

The following table sets forth use cases for the Ceva technology portfolio as percentages of our total revenues for each of the periods set forth below:

	First Nine Months 2026	First Nine Months 2025	Third Quarter 2026	Third Quarter 2025

Connect (baseband for handset and other devices, Bluetooth, Wi-Fi and NB-IoT)	73%	71%	68%	67%
Infer (Imaging, vision and AI)	17%	16%	22%	20%
Sense (sensor fusion and audio)	10%	13%	10%	13%

Licensing and Related Revenues

Licensing and related revenues were $16.3 million and $52.4 million for the third quarter and first nine months of 2026, respectively, representing an increase of 2% and 14% as compared to the corresponding periods in 2025.

In licensing, a new customer selected NeuPro-M for an AI infrastructure application focused on improving the efficiency of data center inference systems. Other agreements included NeuPro-Nano and NeuPro-Max for consumer IoT applications. Furthermore, we continued to expand our AI DSP business, signing two reuse agreements that extend our technology into additional customer products and expand our pipeline of future royalty-generating designs. Our wireless connectivity business continues to benefit from the growing need for multiple connectivity technologies in increasingly intelligent devices. During the quarter, one of our highest-volume customers expanded its long-standing relationship with Ceva and licensed our Wi-Fi 6 and Wi-Fi 7 technologies, alongside our Bluetooth and DSPs that it already deploys at scale. This is an important part of our connectivity strategy. We also signed two multi-use Bluetooth agreements, further expanding the reach of our connectivity IP across customer product portfolios. Our leadership in this market was recently reaffirmed by IPnest, which ranked Ceva number one in wireless interface IP for the third successive year, with approximately 68% market share by revenue for the third successive year. In sensing, we secured a new agreement for our MotionEngine Hex technology to enable advanced motion-based interaction for smart TVs. Our customer is targeting one of the world's largest television brands. This agreement builds on our agreement last year with a leading smart TV platform provider to integrate MotionEngine into its operating system. Together, these engagements expand our presence across the smart TV ecosystem, enabling more intuitive and precise user experiences as televisions evolve into increasingly interactive entertainment and gaming platforms. Overall, we continued to make progress across our business during the third quarter. Record AI licensing revenue reflects the growing commercial adoption of our AI portfolio.

We signed 10 agreements during the quarter, including three with first-time customers. AI was particularly strong, accounting for six of these agreements. Our record quarterly AI licensing revenue demonstrates that our investment in AI technologies is translating into meaningful business today, while expanding our opportunity for long-term royalty growth.

Licensing and related revenues accounted for 56% and 62% of our total revenues for the third quarter and first nine months of 2026, respectively, as compared to 56% and 59% for the comparable periods of 2025.

Royalty Revenues

Royalty revenues were $12.7 million and $32.7 million for the third quarter and first nine months of 2026, respectively, representing an increase of 3% and 2% as compared to the corresponding periods in 2025. Royalty revenues accounted for 44% and 38% of our total revenues for the third quarter and first nine months of 2026, respectively, as compared to 44% and 41% for the comparable periods of 2025. We reported shipments of 623 million Ceva-powered devices in the third quarter of 2026, matching our all-time quarterly record. Our IoT unit volumes reflect the scale and penetration of our connectivity business, with strong Bluetooth volumes, record cellular IoT shipments and record Wi-Fi 6 unit shipments, which carry higher royalty value. This strength was partly offset by weakness in the broader compute-intensive consumer markets, including smartphones, PCs and TVs, where memory market headwinds weighed on demand.

A key development was the continued ramp of internally developed modems at a major U.S. customer, contributing to growth in mobile royalties. This is the first time our customer has moved its internally developed modems into high-volume production across its mainstream flagship smartphone models, an important step for Ceva in this market. We expect this volume ramp to accelerate significantly in the fourth quarter, supported by a full quarter of device shipments across multiple models, and to continue into 2027 and beyond. We believe this, together with continued share gains in broad-based IoT, positions us well for future royalty growth.

The five largest royalty-paying customers accounted for 56% and 53% of our total royalty revenues for the third quarter and first nine months of 2026, respectively, as compared to 54% for both the comparable periods of 2025.

Geographic Revenue Analysis

	Nine Months 2026		Nine Months 2025		Third Quarter 2026		Third Quarter 2025
	(in millions, except percentages)
United States	$23.3	27%	$15.9	20%	$5.0	17%	$6.8	24%
Europe and Middle East	$3.2	4%	$5.0	7%	$1.3	4%	$1.5	5%
Asia Pacific (1)	$58.6	69%	$57.3	73%	$22.8	79%	$20.1	71%

(1) China	$48.6	57%	$44.6	57%	$19.5	67%	$14.7	52%

Due to the nature of our license agreements and the associated potential large individual contract amounts, the geographic split of revenues, both in absolute dollars and percentage terms, generally varies from quarter to quarter.

Cost of Revenues

Cost of revenues was $4.3 million and $11.6 million for the third quarter and first nine months of 2026, respectively, as compared to $3.4 million and $10.4 million for the comparable periods of 2025. Cost of revenues accounted for 15% and 14% of our total revenues for the third quarter and first nine months of 2026, respectively, as compared to 12% and 13% for the comparable periods of 2025. The increase for the third quarter of 2026 primarily reflected higher salaries and employee-related costs, higher service costs and customization work for our customers, and higher payments to the Israeli Innovation Authority of the Ministry of Economy and Industry in Israel (the “IIA”). The increase for the first nine months of 2026 primarily reflected higher salaries and employee-related costs and higher payments to the IIA. Included in cost of revenues for the third quarter and first nine months of 2026 was a non-cash equity-based compensation expense of $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $0.5 million for the comparable periods of 2025. Gross margin was 85% and 86% for the third quarter and first nine months of 2026, respectively, as compared to 88% and 87% for the comparable periods of 2025.

The number of technical support personnel was 34 at September 30, 2026, as compared to 31 at September 30, 2025.

Operating Expenses

Total operating expenses were $28.3 million and $84.2 million for the third quarter and first nine months of 2026, respectively, as compared to $27.1 million and $78.8 million for the comparable periods of 2025. The net increase for the third quarter of 2026 was primarily due to deal-related costs associated with a potential transaction that was ultimately not consummated and higher salaries and employee-related costs. The net increase for the first nine months of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS, and higher non-cash equity-based compensation expenses.

Research and Development Expenses, Net

Total research and development expenses, net were $18.1 million and $57.3 million for the third quarter and first nine months of 2026, respectively, as compared to $19.5 million and $55.9 million for the comparable periods of 2025. The decrease for the third quarter of 2026 was primarily due to R&D tax credits recognized under the Crédit Impôt Recherche (the “CIR”) and the new Israeli Law for the Encouragement and Incentivization of Research and Development, 2026 (the “R&D Law”), with the latter reducing research and development expenses in 2026 and having no comparable benefit in 2025, as well as lower non-cash equity-based compensation expenses. The increase for the first nine months of 2026 principally reflected higher salaries and employee-related costs, mainly associated with higher currency exchange expenses as a result of the devaluation of the U.S. dollar against the NIS, partially offset by the tax credits recognized under the R&D Law, which reduced research and development expenses in 2026, with no comparable benefit in 2025. Included in research and development expenses for the third quarter and first nine months of 2026 were non-cash equity-based compensation expenses of $2.1 million and $7.7 million, respectively, as compared to $2.6 million and $7.8 million for the comparable periods of 2025. Research and development expenses as a percentage of our total revenues were 62% and 67% for the third quarter and first nine months of 2026, respectively, as compared to 69% and 71% for the comparable periods of 2025.

The number of research and development personnel was 281 at September 30, 2026, as compared to 322 at September 30, 2025.

Sales and Marketing Expenses

Our sales and marketing expenses were $3.9 million and $11.0 million for the third quarter and first nine months of 2026, respectively, as compared to $3.0 million and $9.8 million for the comparable periods of 2025. The increase for the third quarter of 2026 principally reflected higher salaries and employee-related costs, higher marketing and trade show expenses, and higher non-cash equity-based compensation expenses. The increase for the first nine months of 2026 principally reflected higher commission expenses, higher non-cash equity-based compensation expenses and the cost of a global sales meeting held during the period (an event that did not take place in the first nine months of 2025). Included in sales and marketing expenses for the third quarter and first nine months of 2026 were non-cash equity-based compensation expenses of $0.9 million and $2.3 million, respectively, as compared to $0.6 million and $1.7 million for the comparable periods of 2025. Sales and marketing expenses as a percentage of our total revenues were 14% and 13% for the third quarter and first nine months of 2026, respectively, as compared to 11% and 12% for the comparable periods of 2025.

The total number of sales and marketing personnel was 29 at September 30, 2026, as compared to 32 at September 30, 2025.

General and Administrative Expenses

Our general and administrative expenses were $6.2 million and $15.6 million for the third quarter and first nine months of 2026, respectively, as compared to $4.4 million and $12.7 million for the comparable periods of 2025. The increase for the third quarter of 2026 was primarily due to deal-related costs associated with a potential transaction that was ultimately not consummated and higher non-cash equity-based compensation expenses. The increase for the first nine months of 2026 was primarily due to deal-related costs associated with a potential transaction that was ultimately not consummated, higher salaries and employee-related costs and higher non-cash equity-based compensation expenses. Included in general and administrative expenses for the third quarter and first nine months of 2026 were non-cash equity-based compensation expenses of $1.8 million and $5.0 million, respectively, as compared to $1.5 million and $4.1 million for the comparable periods of 2025. General and administrative expenses as a percentage of our total revenues were 21% and 18% for the third quarter and first nine months of 2026, respectively, as compared to 15% and 16% for the comparable periods of 2025.

The number of general and administrative personnel was 50 at September 30, 2026, as compared to 49 at September 30, 2025.

Amortization of Intangible Assets

Our amortization charges were $0.1 million and $0.3 million for the third quarter and first nine months of 2026, respectively, as compared to $0.1 million and $0.4 million for the comparable periods of 2025. The amortization charges for both the third quarter and first nine months of 2026 and 2025 were incurred in connection with the amortization of intangible assets associated with the acquisitions of the Hillcrest Labs and VisiSonics businesses.

Financial Income, Net (in millions)

	Nine Months 2026	Nine Months 2025	Third Quarter 2026	Third Quarter 2025
Financial income, net	$5.2	$5.5	$2.3	$1.2
of which:
Interest income and gains and losses from marketable securities, net	$6.3	$4.6	$2.2	$1.5
Foreign exchange gain (loss)	$(1.1)	$0.9	$0.1	$(0.3)

Financial income, net, consists of interest earned on investments, gains and losses from sale of marketable securities, accretion (amortization) of discounts (premiums) on marketable securities and foreign exchange movements.

The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2026 principally reflected higher combined bank deposits and marketable securities balances held, mainly resulting from the follow‑on offering completed in the fourth quarter of 2025.

We review our monthly expected major non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances have increased significantly on a quarterly basis beyond our Euro liabilities, mainly from applicable French research tax credits, which are generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. We try to mitigate certain foreign currency exposures through the use of foreign exchange forward contracts. As a result of these currency exposures, net of our hedging activities, we recorded a foreign exchange gain of $0.1 million and a foreign exchange loss of $1.1 million for the third quarter and first nine months of 2026, respectively, as compared to a foreign exchange loss of $0.3 million and a foreign exchange gain of $0.9 million for the comparable periods of 2025.

Remeasurement of Marketable Equity Securities

We recorded a loss of less than $0.1 million and a gain of $0.1 million for the third quarter and first nine months of 2026, respectively, as compared to a gain of less than $0.1 million and a loss of $0.3 million for the comparable periods of 2025, related to remeasurement of marketable equity securities, which we hold at fair value. Over time, remeasurement of marketable equity securities may be affected by market dynamics and other factors. Equity values generally change daily for marketable equity securities and upon the occurrence of observable price changes or upon impairment of marketable equity securities. In addition, volatility in the global economic climate and financial markets could result in a significant change in the value of our investments.

Income Tax Expense

Our income tax expense was $1.1 million and $4.2 million for the third quarter and first nine months of 2026, respectively, as compared to $1.7 million and $3.8 million for the comparable periods of 2025. The decrease in the third quarter of 2026 was primarily attributable to lower withholding tax expense, while the increase for the first nine months of 2026 was primarily attributable to higher withholding tax expense. In addition, the corresponding periods of 2025 reflected the impact of changes in deferred tax assets related to net operating loss carryforwards of our French subsidiary. In December 2025, we established a full valuation allowance against these deferred tax assets. As a result, no similar tax impact was recognized during the third quarter and first nine months of 2026.

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

Our French subsidiary is entitled to a tax benefit of 10% applied to specific revenues under the French IP Box regime. The French IP Box regime applies to net income derived from the licensing, sublicensing or sale of several IP rights, such as patents and copyrighted software, including royalty revenues. This elective regime requires a direct link between the income benefiting from the preferential treatment and the research and development expenditures incurred and contributing to that income. Qualifying income may be taxed at a favorable 10% corporate income tax rate (plus social surtax, hence 10.3% in total). Income not eligible for a tax benefit under the French IP Box regime is taxed at a regular rate of 25%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, we had approximately $29.6 million in cash and cash equivalents, $5.1 million in bank deposits, and $186.0 million in marketable securities, totaling $220.7 million, as compared to $222.0 million at December 31, 2025. The decrease for the first nine months of 2026 principally reflected investments in leasehold and equipment for our new offices in Ra’anana, Israel, partially offset by cash proceeds from exercise of stock-based awards.

Out of total cash, cash equivalents, bank deposits and marketable securities of $220.7 million, $87.2 million was held by our foreign subsidiaries. Our intent is to reinvest earnings of our foreign subsidiaries, and our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. If additional funds are required in the United States for strategic transactions or other corporate purposes, we would first seek to access such capital through alternative means, including tax-efficient transfers of funds that qualify for applicable exemptions, debt financing arrangements, or capital markets transactions, including potential follow-on equity offerings, similar to our follow-on public offering completed in November 2025. However, if these alternatives are not available or are not sufficient, we may need to accrue and pay taxes to repatriate these funds. The determination of the amount of additional taxes related to the repatriation of these earnings is not practicable, as it may vary based on various factors such as the location of the cash and the effect of regulation in the various jurisdictions from which the cash would be repatriated.

During the first nine months of 2026, we invested $124.8 million of cash in bank deposits and marketable securities with maturities up to 44 months from the balance sheet date. In addition, during the same period, bank deposits and marketable securities were redeemed for cash amounting to $112.4 million. All our marketable securities are classified as available-for-sale. The purchase and sale or redemption of available-for-sale marketable securities are considered part of investing cash flow. Available-for-sale marketable securities are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the interim condensed consolidated statements of loss. The amount of credit losses recorded for the first nine months of 2026 was immaterial. For more information about our marketable securities, see Note 4 to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2026.

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

Operating Activities

Net cash provided by operating activities for the first nine months of 2026 was $2.5 million and consisted of net loss of $9.7 million, adjustments for non-cash items of $19.1 million, and changes in operating assets and liabilities of $6.9 million. Adjustments for non-cash items primarily consisted of $2.5 million of depreciation and amortization of intangible assets, $15.5 million of equity-based compensation expenses, and $1.3 million of unrealized foreign exchange loss. The decrease in operating assets and liabilities primarily consisted of an increase in prepaid expenses and other assets of $6.7 million (mainly as a result of payment of a yearly design tool subscription, an increase in French research tax benefits applicable to the CIR, advance tax payments, and a $2.6 million increase in unbilled receivables classified as “other long-term assets” in the interim condensed consolidated balance sheets), as well as a decrease in trade payables of $1.2 million and a decrease in accrued payroll and related benefits of $2.4 million (mainly as a result of yearly bonus payments), partially offset by a decrease in trade receivables, net, of $2.7 million and a decrease in operating lease right-of-use assets of $0.8 million.

Net cash used in operating activities for the first nine months of 2025 was $12.1 million and consisted of net loss of $9.5 million, adjustments for non-cash items of $15.7 million, and changes in operating assets and liabilities of $18.3 million. Adjustments for non-cash items primarily consisted of $3.1 million of depreciation and amortization of intangible assets and $14.1 million of equity-based compensation expenses, partially offset by $1.1 million of unrealized foreign exchange gain. The decrease in operating assets and liabilities primarily consisted of an increase in trade receivables of $12.2 million, a decrease in accrued expenses and other payables of $0.9 million, a decrease in accrued payroll and related benefits of $4.2 million (mainly as a result of yearly bonus payments), and a decrease in deferred revenues of $0.5 million.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2026 was $16.5 million, compared to $14.6 million of net cash provided by investing activities for the comparable period of 2025. We had a cash outflow of $119.0 million and a cash inflow of $109.5 million with respect to investments in marketable securities during the first nine months of 2026, as compared to a cash outflow of $49.8 million and a cash inflow of $63.1 million with respect to investments in marketable securities during the first nine months of 2025. For the first nine months of 2026, we had a net investment of $3.0 million in bank deposits, as compared to a net investment of $0.7 million in bank deposits for the comparable period of 2025. We had a cash outflow of $4.0 million and $1.4 million during the first nine months of 2026 and 2025, respectively, from purchase of property and equipment (the 2026 outflow partially reflects investments in leasehold improvements and equipment for our new offices in Ra’anana, Israel). For the first nine months of 2025, we had a cash inflow of $3.5 million in connection with the release of escrowed funds associated with the sale of Intrinsix.

Financing Activities

Net cash provided by financing activities for the first nine months of 2026 was $3.0 million, as compared to net cash used in financing activities in the amount of $3.9 million for the comparable period of 2025. During the first nine months of 2026, we received $3.0 million from the exercise of stock-based awards, as compared to $3.2 million received for the comparable period of 2025. For the first nine months of 2025, we had a cash outflow of $7.2 million from the purchase of treasury stock.

In August 2008, we announced that our board of directors approved a share repurchase program for up to one million shares of common stock, which was extended collectively by an additional 7,800,000 shares in 2010, 2013, 2014, 2018, 2020, 2023 and 2024. No shares of common stock were repurchased during the first nine months of 2026. During the nine months ended September 30, 2025, we repurchased 340,295 shares of common stock at an average purchase price of $21.01 per share for an aggregate purchase price of $7.2 million. As of September 30, 2026, we had 684,486 shares available for repurchase.

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

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominantly denominated in U.S. dollars. However, the majority of our expenses are denominated in currencies other than the U.S. dollar, principally the NIS and the Euro. Increases in volatility of the exchange rates of currencies other than the U.S. dollar versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations. However, our Euro cash balances increase significantly on a quarterly basis beyond our Euro liabilities, mainly from French research tax benefits applicable to the CIR, which is generally refunded every three years. Separately, our NIS liabilities are significantly higher than our NIS‑denominated assets, mainly because of operating lease obligations. We try to mitigate certain foreign currency exposures through the use of foreign exchange forward contracts. As a result of these currency exposures, net of our hedging activities, we recorded a foreign exchange gain of $0.1 million and a foreign exchange loss of $1.1 million for the third quarter and first nine months of 2026, respectively, as compared to a foreign exchange loss of $0.3 million and a foreign exchange gain of $0.9 million for the comparable periods of 2025.

As a result of currency fluctuations and the remeasurement of non-U.S. dollar denominated expenditures to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and quarterly basis. To protect against the increase in value of forecasted foreign currency cash flow resulting from salaries paid in currencies other than the U.S. dollar during the year, we follow a foreign currency cash flow hedging program. We hedge portions of the anticipated payroll for our non-U.S. employees denominated in currencies other than the U.S. dollar for a period of one to twelve months with forward and option contracts. During both the third quarter and first nine months of 2026, we recorded accumulated other comprehensive loss of $0.1 million from our forward contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. During the third quarter and first nine months of 2025, we recorded accumulated other comprehensive loss of $0.6 million and accumulated other comprehensive gain of $0.2 million, respectively, from our forward and option contracts, net of taxes, with respect to anticipated payroll expenses for our non-U.S. employees. As of September 30, 2026, the amount of other comprehensive loss from our forward contracts, net of taxes, was less than $0.1 million, which will be recorded in the consolidated statements of income (loss) during the following three months. We recognized a net loss of $0.1 million and a net gain of $0.6 million for the third quarter and first nine months of 2026, respectively, related to forward contracts, and a net gain of $0.6 million and $1.0 million for the comparable periods of 2025, related to forward and option contracts. We note that hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate and currency fluctuations on an annual and quarterly basis.

A hypothetical 10% weakening of the U.S. dollar against the NIS and the Euro would have resulted in an increase to our salary and employee related expenses, which are a large portion of our operating costs, of approximately $1.5 million and $4.8 million for the third quarter and first nine months of 2026, respectively. A hypothetical 10% strengthening of the U.S. dollar against the NIS and the Euro would have resulted in a decrease to our salary and employee related expenses of approximately $1.2 million and $3.9 million for the third quarter and first nine months of 2026, respectively.

The majority of our cash and cash equivalents are invested in high-grade certificates of deposit with major U.S., European and Israeli banks. Generally, cash and cash equivalents and bank deposits may be redeemed and therefore minimal credit risk exists with respect to them. Nonetheless, deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions, to the extent such deposits are even insured in such foreign jurisdictions. While we monitor on a systematic basis the cash and cash equivalent balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that we hold our cash and cash equivalents fail.

We hold an investment portfolio consisting principally of corporate bonds. We have the ability to hold such investments until recovery of temporary declines in market value or maturity. As of September 30, 2026, the unrealized losses associated with our investments were $2.9 million. As we tend to hold such bonds with unrealized losses to recovery, the allowance for credit losses was not material during the third quarter and first nine months of 2026. However, we can provide no assurance that we will recover present declines in the market value of our investments.

Interest income and gains and losses from marketable securities, net, were $2.2 million and $6.2 million for the third quarter and first nine months of 2026, respectively, as compared to $1.5 million and $4.6 million for the comparable periods of 2025. The increase in interest income and gains and losses from marketable securities, net, during both the third quarter and first nine months of 2026 principally reflected higher combined bank deposits and marketable securities balances held, mainly resulting from the follow‑on offering completed in the fourth quarter of 2025.

We are exposed primarily to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We currently do not have any interest rate derivative instruments but may put them in place in the future. Fluctuations in interest rates within our investment portfolio have not had, and we do not currently anticipate such fluctuations will have, a material effect on our financial position on an annual or quarterly basis.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As of September 30, 2026, our interim condensed consolidated balance sheet includes a provision of approximately $0.2 million for one legal proceeding arising in the ordinary course of business, which was fully concluded during the third quarter. We are not a party to any litigation or legal proceedings that we believe could reasonably be expected to have a material effect on our business, results of operations and financial condition.

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

There were no repurchases of our common stock during the three months ended September 30, 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Rule 105b-1 Trading Plans

On September 16, 2026, Amir Panush, the Company’s Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell, subject to certain conditions, up to 230,000 shares of our common stock. Sales may be made under this trading plan through December 31, 2027, for a duration of 471 days. During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Amendments to Bylaws

On November 9, 2026, the Board of Directors of the Company (the “Board”) approved and adopted amendments to the existing Bylaws of the Company (as so amended, the “Bylaws”). Among other things, the amendments:

●

change the voting standard for stockholder matters (other than the election of directors) from a majority of the shares present in person or represented by proxy and entitled to vote on the matter to a majority in voting power of the votes cast (excluding abstentions and broker non-votes);

●

clarify and enhance procedural mechanics and disclosure requirements in connection with stockholder director nominations and business proposals at stockholder meetings, including, without limitation, to:

o

revise the advance notice deadline for annual meetings (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act, which remain governed by that rule) to require that notice be delivered not less than 90 nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting (subject to adjustment if the annual meeting is more than 30 days before or more than 60 days after such anniversary), such that, for the 2027 annual meeting, notice should be delivered between February 2, 2027 and March 4, 2027;

o

require that a stockholder submitting a nomination or proposal be a stockholder of record at the time of giving notice and at the time of the meeting and be present in person (including by remote communication) or through a qualified representative at the meeting;

o

update the information that proposing and nominating stockholders, certain related persons and director nominees are required to provide, including with respect to synthetic equity positions, the acquisition dates, investment intent and pledges of shares, material relationships and litigation involving the Company;

o

update the information, representations and agreements that proposed nominees are required to provide, including nominee voting commitments and intent to serve a full term, and limit the number of nominees a stockholder may nominate to the number of directors to be elected at the meeting;

o

clarify the timing and scope of the obligation of proposing and nominating stockholders and proposed nominees to update and supplement notices, including that updates may not be used to change nominees or add business;

o	require that notices and other documents be delivered to the Company in writing by hand or by certified or registered mail;

o

revise the universal proxy provisions to clarify that a nomination, and any related proxies and votes, will be disregarded if the nominating stockholder does not comply with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements, and provide evidence of compliance at least seven business days before the meeting;

●	provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white;

●

provide that the Board may adopt rules and regulations for the conduct of stockholder meetings, that the person presiding over a stockholder meeting may prescribe rules, regulations and procedures for the meeting and may adjourn the meeting, including in the absence of a quorum, and that the presiding person, or the Board or a committee before the meeting, may determine that business or a nomination was not properly brought before the meeting;

●	provide that the Board may fix the exact number of directors by resolution within a range of five to nine directors;

●

permit special meetings of the Board to be called by the Chairman of the Board, the Chief Executive Officer, the Secretary or a majority of the directors, shorten the notice period for special meetings of the Board, and update the parties who may call a special meeting of a committee;

●	update the exclusive forum provision to permit the Company to consent to an alternative forum;

●

conform to recent amendments to the General Corporation Law of the State of Delaware, including with respect to virtual meetings, the stockholder list, electronic notice and the definition of officer for purposes of indemnification; and

●	make certain other technical, conforming, modernizing and clarifying changes.

The complete text of the Bylaws is filed as Exhibit 3.1 hereto and incorporated herein by reference. The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Bylaws as filed hereto.

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS

The following materials from Ceva, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Comprehensive Loss, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Ceva, Inc.

Date: November 9, 2026	By: /s/ AMIR PANUSH
Amir Panush Chief Executive Officer (principal executive officer)

Date: November 9, 2026	By: /s/ YANIV ARIELI
Yaniv Arieli Chief Financial Officer (principal financial officer and principal accounting officer)